Form 10QSB
period 1999-06-30
ZEBALLOS MINING CO
filed 1999-09-22
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               -------------------------------------------------

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File number                0-26709
                      -----------------------------------------


                           THE ZEBALLOS MINING COMPANY
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                                98-0201259
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

34 - 3387 King George Highway
Surrey, BC, Canada                                                  V4P 1B7
------------------------------                              --------------------
(Address of principal executive offices)                          (Zip Code)

                                  604-538-5995
    -------------------------------------------------------------------------
               Registrant's telephone number, including area code

       -------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                     Outstanding as of September 21, 1999
  -----------------------------------     -------------------------------------
  Common Stock, $0.001 per share                     11,075,400

                                      INDEX

                                                                            Page
PART 1.                                                                   Number
                                                                          ------

     ITEM 1.  Financial Statements (unaudited).........................      3

              Balance Sheet as at June 30, 1999........................      4

              Statement of Operations
                 For the three months ended June 30, 1999 and for
                      the period from March 4, 1999 (Date of
                      Incorporation) to June 30, 1999..................      5

              Statement of Changes in Shareholders' Equity
                 For the period from March 4, 1999 (Date of
                      Incorporation) to June 30, 1999..................      6

              Statement of Cash Flows
                  For the three months ended June 30, 1999 and for
                       the period from March 4, 1999 (Date of
                       Incorporation) to June 30, 1999.................      7

              Notes to the Financial Statements........................      8

     ITEM 2.  Plan of Operations.......................................     11

PART 11       Signatures...............................................     12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at June 30, 1999 and the statement of operations and statement of cash flow for the three months ended June 30, 1999 and for the period from March 4, 1999 (date of incorporation) to June 30, 1999 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to June 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                  June 30, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

        Bank                                                       $      6,167
                                                                   ------------

                                                                   $      6,167
                                                                   ============
   LIABILITIES

         Accounts payable and accrued liabilities                  $        314
                                                                   ------------

   STOCKHOLDERS' EQUITY

        Common stock
          200,000,000 shares authorized, at $0.001 par
          value, 11,075,400 shares issued and outstanding                11,075

        Capital in excess of par value                                    6,115

        Deficit accumulated during the development stage                (11,337)
                                                                   ------------

              Total Stockholders' Equity                                  5,853
                                                                   ------------

                                                                   $     6,167
                                                                   ===========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended June 30, 1999 and for period from March 4, 1999 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)

                                               FOR THE THREE      FROM INCEPTION
                                               MONTHS ENDED             TO
                                               JUNE 30, 1999      JUNE 30, 1999

SALES                                           $        --          $        --
                                                -----------          -----------
GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                             2,550                2,550
     Bank charges and interest                           38                  120
     Geology report                                      --                1,200
     Incorporation costs written off                     --                  670
     Management fees                                  1,500                2,000
     Office expenses                                    488                  488
     Rent                                               900                1,200
     Staking fees                                        --                  369
     Telephone                                          300                  400
     Transfer agent's fees                               --                2,340
                                                -----------          -----------

NET LOSS                                        $     5,776          $    11,337
                                                ===========          ===========


NET LOSS PER COMMON SHARE

     Basic                                      $    0.0005          $     0.001
                                                ===========          ===========

AVERAGE OUTSTANDING SHARES

     Basic                                       11,075,400            8,953,259
                                                ===========          ===========



           The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from March 4, 1999 (Date of Inception)
                                to June 30, 1999

                      (Unaudited - Prepared by Management)

                                                                                      CAPITAL IN
                                                         COMMON STOCK                  EXCESS OF        ACCUMULATED
                                                    SHARES            AMOUNT           PAR VALUE          DEFICIT
                                                    ------            ------           ---------          -------
BALANCE MARCH 4, 1999 (date of inception)                --        $       --         $       --        $       --

Issuance of common shares for cash at
    $0.001 - March 14, 1999                       5,050,000             5,050                 --

Issuance of common shares for cash at
    $0.001- March 16, 1999                        6,000,000             6,000                 --

Issuance of common shares for cash at
    $0.10 - March 27, 1999                           25,400                25              2,515                --

Capital contributions - expenses                         --                --              3,600                --

Net operating loss for the period from
    March 4, 1999 to June 30, 1999                       --                --                 --           (11,337)

                                                 ----------        ----------         ----------        ----------
BALANCE JUNE 30, 1999                            11,075,400        $   11,075         $    6,115        $  (11,337)
                                                 ==========        ==========         ==========        ==========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended June 30, 1999 and for the period from March 4, 1999 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)

                                                                    FOR THE THREE         FROM INCEPTION
                                                                    MONTHS ENDED                TO
                                                                    JUNE 30, 1999         JUNE 30, 1999
                                                                    -------------         -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                       $ (5,776)               $(11,337)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable                                  (826)                    314
          Increase in accounts receivable                                 50                      --
                                                                    --------                --------
               Net Cash from Operations                               (6,552)                (11,023)
                                                                    --------                --------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock                          --                  13,590
          Capital contributions                                        2,700                   3,600
                                                                    --------                --------
                                                                       2,700                  17,190
                                                                    --------                --------

     Net Increase in Cash                                             (3,852)
                                                                                               6,167

     Cash at Beginning of Period                                      10,019                      --
                                                                    --------                --------
     CASH AT END OF PERIOD                                          $  6,167                $  6,167
                                                                    ========                ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. A mineral claim, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see
         Note 3).

         The Company has completed a Regulation D offering of 11,025,400 shares of its capital stock for cash.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         The Company has elected a fiscal year ending December 31, 1999 and has not completed an operating period and therefore has not filed an income tax return. However, the Company may incur an operating loss for the period ending December 31, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Loss per Share
         --------------

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Capitalization of Mineral Claim Costs
         -------------------------------------

         Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements
         --------------------------

         Environmental requirements related to the mineral claims acquired (Note
         3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instrument
         --------------------

         The carrying amount of financial instrument, being cash, is considered by management to be its standard fair value.

         Estimates and Assumptions
         -------------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


3.       ACQUISITION OF MINERAL CLAIM

         The Company has acquired one 18 unit metric mineral claim known as the Zeb Au Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia with an expiration date of March 1, 2000.

         The claims may be retained by the Company by making a yearly lease payment in the amount of CDN $1,800 on March 1, 2000 and CDN $3,600 on March 1, 2001.

         The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 45% of the common stock issued.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company will explore the Zeb Au Claim in the Zeballos mining camp during the latter part of 1999. Eventually in the next year the Company will investigate the possibilities of acquiring additional mineral leases but this will not be done until such time as an initially work program has been performed on the Zeb Au Claim. To undertake a work program as recommended by Calvin Church, Professional Geologist, in his report dated April 30, 1999 the Company will have to raise additional funds either by way of advances for the officers and directors, institutional borrowing or through the issuance of the Company's common stock. Management has not yet decided as to the method it will use to fund the exploration of its mineral claim.

Liquidity and Capital Resources
-------------------------------

Presently the Company has sufficient cash on hand to maintain the operations of the Company and to undertake a small grid program (running parallel lines from two sides that intercept each other which allows for sampling at various points in each square). Any program required in excess of undertaking a small grid program will require additional capital.

Results of Operations
---------------------

There are no operations at this time.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE ZEBALLOS MINING COMPANY
                                  (Registrant)



         September 21, 1999                           /s/  Stacey Bligh
 --------------------------------             ----------------------------------
               Date                           Stacey Bligh - Secretary-Treasurer