Form 10QSB
period 1999-09-30
ZEBALLOS MINING CO
filed 1999-10-26
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               ------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File number                      0-26709
                       -------------------------------------------------

                          THE ZEBALLOS MINING COMPANY
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


             Nevada                                     98-0201259
------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

34 - 3387 King George Highway
Surrey, BC, Canada                                        V4P 1B7
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 604-538-5995
               --------------------------------------------------
               Registrant's telephone number, including area code


        ---------------------------------------------------------------------
        (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                        Outstanding as of October 24, 1999
 -----------------------------------        -----------------------------------
   Common Stock, $0.001 per share                        11,075,400

                                      INDEX



                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART 1.

         ITEM 1.  Financial Statements (unaudited).............................................         3

                           Balance Sheet as at September 30, 1999..............................         4

                           Statement of Operations
                              For the three  months ended  September  30, 1999
                                  and for the period  from March 4, 1999 (Date
                                  of Incorporation) to September 30, 1999......................         5

                           Statement of Changes in Shareholders' Equity
                              For the period from March 4, 1999 (Date
                                  of Incorporation) to September 30, 1999......................         6

                           Statement of Cash Flows
                              For the three  months ended  September  30, 1999
                                  and for the period  from March 4, 1999 (Date
                                  of Incorporation) to September 30, 1999......................         7

                           Notes to the Financial Statements...................................         8

         ITEM 2.  Plan of Operations...........................................................        11


PART 11           Signatures...................................................................        12

                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at September 30, 1999 and the statement of operations and statement of cash flow for the three months ended September 30, 1999 and for the period from March 4, 1999 (date of incorporation) to September 30, 1999 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to September 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                               September 30, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

        Bank                                                                                $             -
                                                                                                -----------

                                                                                            $             -
                                                                                                ===========

   LIABILITIES

         Bank overdraft                                                                                  13
         Accounts payable and accrued liabilities                                           $           725
                                                                                                -----------

                                                                                                        738
                                                                                                -----------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 11,075,400 shares issued and outstanding                                        11,075

        Capital in excess of par value                                                                8,815

        Deficit accumulated during the development stage                                            (20,628)
                                                                                                -----------

              Total Stockholders' Equity                                                               (738)

                                                                                           $              -
                                                                                                ===========











                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

        For the three months ended September 30, 1999 and for period from March 4, 1999 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)


                                                                         For the Three              From Inception
                                                                         Months Ended                      To
                                                                         September 30, 1999         September 30, 1999
                                                                         ------------------         ------------------
   SALES                                                                    $             -            $            -
                                                                              -------------               -----------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                                                         300                     2,850
        Bank charges and interest                                                     28                       148
        Consulting                                                                 2,200                     2,200
        Edgar filing fees                                                          1,119                     1,119
        Geology report                                                                 -                     1,200
        Incorporation costs written off                                                -                       670
        Legal                                                                      2,500                     2,500
        Management fees                                                            1,500                     3,500
        Office expenses                                                              420                       908
        Rent                                                                         900                     2,100
        Staking fees                                                                   -                       369
        Telephone                                                                    300                       700
        Transfer agent's fees                                                         24                     2,364
                                                                               ---------                  --------

    NET LOSS                                                                 $     9,291                 $  20,628
                                                                               =========                   =======



   NET LOSS PER COMMON SHARE

        Basic                                                                $    0.0008                 $   0.002
                                                                               =========                   =======


   AVERAGE OUTSTANDING SHARES

        Basic                                                                 11,075,400                  10,492,063
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

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from March 4, 1999 (Date of Inception)
                              to September 30, 1999

                      (Unaudited - Prepared by Management)


                                                                    Common    Stock              Capital in
                                                                 ---------------------           Excess of     Accumulated
                                                                 Shares         Amount           Par Value       Deficit
                                                                 ------         ------           ---------       -------
Balance March 4, 1999 (date of inception)                             -         $    -           $       -       $     -

Issuance of common shares for cash at
     $0.001 - March 14, 1999                                  5,050,000          5,050                   -             -

Issuance of common shares for cash at
     $0.001- March 16, 1999                                   6,000,000          6,000                   -             -

Issuance of common shares for cash at
     $0.10 - March 27, 1999                                      25,400             25               2,515             -

Capital contributions - expenses                                                                     6,300

Net operating loss for the period from
     March 4, 1999 to September 30, 1999                              -              -                   -       (20,628)
                                                             ----------       -----------        ----------       ----------

Balance September 30, 1999                                   11,075,400       $    11,075        $    8,815       $  (20,628)
                                                             ==========       ===========        ==========       ==========












              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

      For the three months ended September 30, 1999 and for the period from March 4, 1999 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)


                                                                    For the Three                From Inception
                                                                    Months Ended                            To
                                                                    September 30, 1999           September 30, 1999
                                                                    ------------------           ------------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                     $      (9,291)                $    (20,628)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable                                      411                          725
               Capital contributions - expens                                  2,700                        6,300
                                                                            --------                     --------

                    Net Cash from Operations                                  (6,180)                     (13,603)
                                                                            --------                     --------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common stock                              -                       13,590
                                                                            --------                     --------


          Net Increase (Decrease) in Cash                                     (6,180)                         (13)

          Cash at Beginning of Period                                          6,167                            -
                                                                            --------                     --------

          CASH AT END OF PERIOD                                        $         (13)               $         (13)
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

                               September 30, 1999

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

         The Company has completed a Regulation D offering of 6,025,400 shares of its capital stock for cash.


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

                               September 30, 1999

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

         Capitalization of Mineral Claim Costs

         Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         Environmental requirements related to the mineral claims acquired (Note
         3) are unknown and therefore an estimate of any future cost cannot be made.

         Financial Instrument

         The carrying amount of financial instruments, being cash, is considered by management to be its standard fair value.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

--------------------------------------------------------------------------------
                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company has commenced an exploration program on the Zeb Au Claim in the Zeballos mining camp which should be completed by the middle of November 1999. Presently the exploration program consists of establishing a geochemical grid over part of the claim which will be used for soil and rock sampling in the spring of the year 2000. With the possibility of snow in during the latter part of November, the exploration program will have to be terminated until the spring.

Liquidity and Capital Resources
-------------------------------

The Company did not have sufficient funds on hand to pay for the present exploration program and was advanced the money by one of the directors. The work done on the Zeb Au claim will keep the claim in good standing for another year. It is anticipated the exploration program will be filed with the Gold Commissioner's office in the early part of December and applied against assessment work for the forthcoming year.

Results of Operations
---------------------

There are no operations at this time.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE ZEBALLOS MINING COMPANY
                                  (Registrant)



     October 24, 1999                            /c/ "Stacey Bligh"
     ----------------                      ----------------------------------
           Date                            Stacey Bligh - Secretary-Treasurer