Form 10KSB
period 1999-12-31
ZEBALLOS MINING CO
filed 2000-02-16
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended           December 31, 1999
                                   --------------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                   to
                                         ------------------   ------------------

         Commission File number                      0-26709
                                   ---------------------------------------------

                           THE ZEBALLOS MINING COMPANY
                 -----------------------------------------------
                 (Exact name of Company as specified in charter)

                  Nevada                                      98-0201259
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or organization

Unit 34 - 3387 King George Highway
Surrey, British Columbia, Canada                              V4P 1B7
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code              1-604-538-4898
                                                        ---------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
      None                                                None
-------------------                    -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

      None
----------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1)   Yes [X]    No [ ]            (2)    Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $           -0-
                                                                 ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 1999, the Company has 11,075,400 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

================================================================================

PART 1
                                                                                                    Page
                                                                                                    ----
ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     6

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   6

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              7

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             7

ITEM 7.          FINANCIAL STATEMENTS                                                                  8

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE                                                                            8

PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT                                                     8

ITEM 10.         EXECUTIVE COMPENSATION                                                               11

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                        12

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       13

PART IV

ITEM 13.         EXHIBITS                                                                             14

                                     PART 1


================================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS
================================================================================

HISTORY AND ORGANIZATION

         The Company was incorporated in the State of Nevada on March 4, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at Suite 34 - 3387 King George Highway, Surrey, British Columbia, Canada, V4P 1B7.

         The Company is engaged in the exploration of mineral properties. The Company is referred to as being in the "development" stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. The Company is not in the development stage with regards to any mineral claim. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found nor that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

         The Company's shares have been given a quotation on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board. The Company has not entered a bid or ask price as at the signing of the Form 10K-SB

         The Company has no revenue to date from the exploration of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.


================================================================================
                        ITEM 2. DESCRIPTION OF PROPERTIES
================================================================================


EXPLORATION AND DEVELOPMENT OF THE ZEB AU MINERAL PROPERTY

         The Company retained Calvin Church, P. Geo. of Vancouver, British Columbia, to summarize the geology and mineral potential on its mineral claim near Zeballos, British Columbia. His report was dated April 30, 1999. The mineral claim was staked February 28, 1999 by Edward Skoda on behalf of the Company and named "Zeb Au".

         The claim covers 18 metric units (25.3 square miles) located within the Zeballos mining camp near the town of Zeballos on the West Coast of Vancouver Island. Auriferous quartz veins in the Zeballos mining camp produced over
287,811 ounces of gold and 124,700 ounces of silver from ore averaging 0.44 ounces per ton during the period 1934 to 1948 (B.C. Department of Mines).

         The present report summarizes geology and mineralization in the Zeballos mining camp and potential for discoveries on the Zeb Au claim. Church's report is summarized below. All of the material presented in his report is from a literature search of British Columbia Department of Mines annual reports and papers, Geological Survey of Canada Open File maps, memoirs and papers, and Assessment Report filings with the B.C. Department of Mines. Calvin Church did not visited the property which was covered in snow at the time of his preparation of his report.

LOCATION, ACCESS AND TOPOGRAPHY

         The property is situated just north of the town of Zeballos, which is located on the West Coast of Vancouver Island about 300 kilometers (186 miles) northwest of Victoria. The geographic center of the Zeb Au property is located at 126(degrees)48'35" West Longitude and 50(degrees)03'35" North Latitude on N.T.S. mapsheet 92 L/2. This location may also be described as being in U.T.M. zone 09 with coordinates Northing 5547300N and Easting 656900E. The claim's legal corner post is beside the main road about 2.8 kilometers (1.7 miles) up the Zeballos River from its junction with the Nomash River.

         Access is by an all weather road which follows the Zeballos River and connects Zeballos to the Island highway at Mukwilla Lake. The road comes within less than one kilometre from the south and east boundaries of the claim from where steep footpaths follow creeks to higher ground in the northwest area of the claim.

         The terrain is mountainous and rugged. Elevations range from 20 meters (75 feet) in the Zeballos River valley to above 1,030 meters (Mt. Lukwa 3,749 feet) at some of the local peaks within the mining camp. Many of the creeks flow down waterfalls in narrow canyons and there are many unscalable bluffs which make foot traverses difficult. The area is considered coastal rainforest and total annual precipitation is high, rarely less than 500 centimeters (200 inches). Forests of yellow cedar and hemlock populate the mountaintops and Douglas fir and red cedar grow well in the river valleys, however, much of the main drainages were logged in the 1940's.

CLAIM STATUS

         The claim is owned outright by the Company. Mineral tenure is secure for one year from the date of staking as described below.


         Claim Name          Tenure No.          Units         Expiry Date
         -----------------------------------------------------------------------
         Zeb Au              367965              18            February 28, 2000

         The Company undertook an exploration program in October 1999 in which a geochemical grid was set out on the mineral claim for future soil sampling. This work was recorded as assessment work with the Ministry of Mines for British Columbia and has maintained the claim in good standing until February 28, 2001.

MINERALIZATION AND ALTERATION

         Mineral deposits of the area include gold-bearing quartz veins and high temperature replacement (skarn) or contact metamorphic deposits in limestone or calcareous sedimentary rocks. Deposits of the latter type are confined to areas where Quatsino limestone and sedimentary parts of the Karmutsen and Bonanza group rocks have been invaded by Coast intrusions. The replacements typically contain chiefly magnetite with lesser amounts of pyrrhotite (F.L., Ridge, Churchill) or they contain mainly chalcopyrite and only minor magnetite and pyrrhotite (Maquinna and Central Zeballos) and sometimes appreciable gold (Beano). In the

Ford skarn deposit a 21 metre thick tabular body of magnetite follows a limestone-tuff contact and has been traced along 400 metres of strike.

         Auriferous gold-bearing veins of the Zeballos camp are characteristically narrow, with widths less than one foot (30 cm), but commonly contain gold in excess of one ounce to the ton (35 g/tonne). Some of the veins occur in sheeted zones up to 4 feet (1.2 m) wide that may pinch and swell along strike forming lenticular quartz-sulphide zones (Goldfield Vein). The veins follow fairly continuous fault fissures and are often banded by an alternation of quartz and sulphides where the abundance of sulphide varies from 10 to 50 percent and averages about 25 percent. Sulphides, in order of abundance are pyrite, sphalerite, arsenopyrite, chalcopyrite, galena, pyrrhotite, and rarely marcasite.

         The producing mines in the camp were located at the northwest end or nose of the quartz diorite intrusive body and related to structural deformation and mineralization there. It has been found that veins, or parts of veins, that follow the direction of tension in any fracture pattern are the most favourable for the localization of ore. A study of fracture patterns in the Zeballos camp by J. S. Stevenson in 1950 determined that veins that strike close to north 62 degrees east and dip vertically were formed by tension and thus most likely to contain higher grade oreshoots. This discovery has been proven by practical experience where several high grade veins (Privateeer No.3, Goldfield Vein) and gash veins in the Zeballos camp are orientated in this direction.

         On the Zeb Au claim there are more than three sheared-vein showings of limited extent containing minor amounts of gold and base metals. The shears zones are generally less than one metre wide, strike 035 to 090 degrees, and dip steeply north or south. The quartz veins within the shears are usually 5 to 30 centimetres wide and mineralized with pyrite-arsenopyrite and lesser amounts of pyrrhotite, chalcopyrite, sphalerite and galena. Near the headwaters of Fault Creek, in the northwest corner of the claim, several small lens shaped replacement bodies of magnetite are exposed along the contact of intruding diorite and Quatsino limestones. These showings are the southern extension of the Churchill showings which follow the northwest trending strike of the contact. Outcrop areas of magnetite are characterized by large areas of limonitic material alternating with coal-black patches of magnetite.

         The Goldspring Vein is exposed in the creek bed of Fault Creek and on the south bank of the creek between two adits. The vein follow a rusty shear zone up to 30 centimetres wide with an orientation of 355 degrees dipping 55 to 70 degrees east and is mineralized with abundant pyrite and patches of chalcopyrite. At the lower portal a sample taken across the 20 centimetre width of vein assayed 0.40 oz/ton gold and 0.1 oz/ton silver.



================================================================================
                            ITEM 3. LEGAL PROCEEDINGS
================================================================================


There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



================================================================================
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
================================================================================


No matters were submitted to a vote of shareholders of the Company during the period year ended December 31, 1999.

                                     PART II


================================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================


During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 1999 the Company had 39 shareholders; two of these shareholders are officers and directors of the Company.



================================================================================
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
================================================================================


         OVERVIEW

The Company was incorporated on March 4, 1999 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at December 31, 1999 there were 11,075,400 shares outstanding. The Company is engaged in the exploration stage. There is no assurance that reserves exist in its mineral claim until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

Liquidity and Capital Resources
-------------------------------

As at December 31, 1999, the Company had $685 of assets, and $8,250 of liabilities, including cash or cash equivalents amounting to $685. The liabilities of $8,250 consist of amounts accrued for audit and accounting of $2,250 and amounts due to a director of $6,000.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Zeb Au claim and has made no commitments to acquire any asset of any nature.

Results of Operations
---------------------

The Company has had no revenue to date from its mineral properties and none can be expected for several years.

================================================================================
                          ITEM 7. FINANCIAL STATEMENTS
================================================================================


The financial statements of the Company are included following the signature page to this Form 10-KSB.



================================================================================
             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================


From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to December 31, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111


================================================================================
            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
                                  EXCHANGE ACT
================================================================================


The following table sets forth as of December 31, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.

                                                                       Term as
                                                                       Director
      Name               Age               Position Held                Since
      ----               ---               -------------                -----
E. Del Thachuk           63             President and Director           1999

Stacey Bligh             26               Secretary Treasurer            1999

James Bruce              71                  Director                    1999

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

DEL THACHUK has been the President and a director of the Company since its inception. Mr. Thachuk graduated from Victoria Composite High School in
Edmonton, Alberta before spending nine months articling as a chartered accountant student. Subsequently Mr. Thachuk worked for two years for the City of Edmonton as a surveyor before entering professional football for four years. He was a player for London Lords in London, Ontario and was subsequently was hired by the Edmonton Eskimos. From 1962 to 1969, Mr. Thachuk was owner and president of Civic Tire & Battery Ltd. located in Olds, Alberta. His company owned three tire shops and was in partnership with an additional two. Subsequent to the sale of his company he became a contractor for a short period of time during which time he built and sold five houses and thirty pre-fab homes. In 1971, Mr. Thachuk commenced mining a placer gold property he owned in Atlin, British Columbia. During the fifteen years he mined his placer property he extracted in excess of 30,000 ounces of gold. With the sale of the placer property, Mr. Thachuk, over the next five years, entered into various mining ventures in Nevada, Washington State and British Columbia. During this same period of time, Mr. Thachuk was president of Red Fox Minerals Ltd., a company listed on the Vancouver Stock Exchange. In 1991, he became part owner and general manager for Koben Sand & Gravel which employed 36 employees and in its third year of operations had in excess of CDN $6,000,000 in sales. In 1994, Mr. Thachuk became a consultant for various companies until 1997 when he incorporated and became president of Mine A Max Corporation, a company called for trading on the OTC Bulletin Board in the United States.

STACEY BLIGH has been the Secretary Treasurer of the Company since its inception. She graduated from Edward Milne Secondary School in 1990 with the Dogwood Diploma after having achieved the Honor Roll Status for four consecutive years before obtaining a position with Westport Design Centre where her responsibilities were preparing bid sheets for large development projects, job costing and co-ordinating activities with various departments. In 1992 she attended the University of Victoria for two years where she majored in Biology. Subsequent to leaving University Ms. Bligh became an assistant appraiser for D.R. Coell & Associates in Victoria, British Columbia where her duties comprised proof reading all residential property appraisals and ensuring that legal matters were attended to. In 1995 she moved to Whistler, British Columbia and worked for Re/Max, completing all closing documentation for real estate projects. Subsequently she was employed by Whistler Resort Association where she was responsible for food and beverage accounting and supervising all staff at functions involving cash sales. Presently Ms. Bligh is employed by her personal wholly-owned company undertaking administrative work for various other companies.

JAMES BRUCE has been a Director of the Company since its inception. Mr. Bruce received a degree from the University of British Columbia in Agriculture in 1950. After graduation he became Vice President of Sales and General Manager for Imperial School Furniture where he worked for 14 years before becoming Vice President of Sales for Co-ordinated Business Interiors. Subsequent to his departure from Co-ordinated Business Interiors he became a registered broker for Hemsworth Turton where his responsibilities were to promote equity funding for public and private companies. In 1969 he became President of White Water International and Inter-American Nickel Corp. which was in the process of developing a water purification system. In 1972, he accepted the position of Senior Account Manager for Finning Tractor (Caterpillar Distributor) where he was employed until 1981. Since that time, Mr. Bruce has been President and Chief Executive Officer for Environmental Systems Inc. (formerly New Generation Power Corp.), a public company currently trading on the Alberta Exchange.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.


Name                           Position                       Report to be Filed
----                           --------                       ------------------
E. Del Thachuk            President and Director                    Form 3
Stacey Bligh               Secretary Treasurer                      Form 3
James Bruce                    Director                             Form 3



================================================================================
                         ITEM 10. EXECUTIVE COMPENSATION
================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 1999.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


================================================================================
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================


The following table sets forth as at December 31, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

            Name and Address                                                    Amount
             of Beneficial                               Nature of           of Beneficial               Percent
                 Owner                                  Ownership(1)           Ownership                 of Class
                 -----                                  ------------           ---------                 --------
       E. DEL THACHUK                                      Direct              2,525,000                   22.80%
       34-3387 King George Highway
       Surrey, B.C.
       Canada, V7S 2X7

       JAMES BRUCE                                         Direct              2,525,000                   22.80%
       114-2274 Folkestone Way
       West Vancouver, B.C.
       Canada, V5A 2W1

       STACEY BLIGH                                         Nil                   Nil                       0.00%
       2406-1050 Burrard Street
       Vancouver, B.C.
       Canada, V6Z 2S3

       All Officers and Directors                          Direct              5,050,000                   45.60%
       as a Group (3 persons)

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================


TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV


================================================================================
                          ITEM 13. EXHIBITS AND REPORTS
================================================================================



(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                                          Page
-----------------                                                                          ----
Report of Andersen, Andersen & Strong, Certified Public Accountants                          15

Balance Sheet as at December 31, 1999                                                        16

Statement of Operations for the period from March 4, 1999 (Date of
         Inception) to December 31, 1999                                                     17

Statement in Changes in Stockholders' Equity for the period from March 4, 1999
           (Date of Inception) to December 31, 1999                                          18

Statement of Cash Flows for the period from March 4, 1999 (Date of
         Inception) to December 31, 1999                                                     19

Notes to the Financial Statements                                                            20


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

================================================================================
                                   SIGNATURES
================================================================================


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                                       THE ZEBALLOS MINING COMPANY


Date:    February 15, 2000             By:
                                          --------------------------------------
                                          E. Del Thachuk, President and Director


Date:    February 15, 2000             By:
                                          --------------------------------------
                                          Stacey Bligh, Secretary Treasurer

ANDERSEN ANDERSEN & STRONG, L.C.                                                                     941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants                                                   Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                                                     Telephone 801-486-0096
                                                                                                                   Fax 801-486-0098


Board of Directors
The Zeballos Mining Company
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the  accompanying  balance sheet of The Zeballos  Mining Company
(exploration stage company) at December 31, 1999, and the statement of operations, stockholders' equity, and cash flows for the period from March 4, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Zeballos Mining Company at December 31, 1999, and the results of operations, and cash flows for the period from March 4, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                          /s/   "Andersen Andersen & Strong"
February 10, 2000                            -----------------------------------
                                              Andersen Andersen & Strong L.L.C.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

================================================================================

ASSETS

CURRENT ASSETS

    Cash                                                         $        685
                                                                    ---------

         Total Current Assets                                    $        685
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable - related party                             $      6,000
    Accounts payable                                                    2,250
                                                                    ---------

         Total Current Assets                                           8,250
                                                                    ---------

STOCKHOLDERS' EQUITY

    Common stock
        200,000,000 shares authorized, at $0.001 par
        Value, 11,075,400 shares issued and outstanding                11,075

    Capital in excess of par value                                     11,515

Deficit accumulated during the development stage                      (30,155)
                                                                     --------

        Total Stockholders' Equity                                     (7,565)
                                                                    ---------
                                                                         685
                                                                    =========













   The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM MARCH 4, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

================================================================================


REVENUES                                                         $         -

EXPENSES                                                              30,155
                                                                  ----------
NET LOSS                                                         $    30,155)
                                                                  ==========




NET LOSS PER COMMON SHARE

     Basic                                                       $    (0.003)
                                                                  ==========

AVERAGE OUTSTANDING SHARES

     Basic                                                        10,669,000
                                                                  ==========





















   The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM MARCH 4, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

================================================================================

                                                                                        Capital in
                                                            Common          Stock        Excess of       Accumulated
                                                            Shares          Amount       Par Value         Deficit
                                                            ------          ------       ---------         -------
BALANCE MARCH 4, 1999 (date of inception)                            -              -              -                -

Issuance of common shares for cash at
    $0.001 - March 14, 1999                                  5,050,000          5,050              -                -

Issuance of common shares for cash at
    $0.001 - March 16, 1999                                  6,000,000          6,000              -                -

Issuance of common shares for cash at
    $0.10 - March 27, 1999                                      25,400             25          2,515                -

Capital contributions - expenses                                                               9,000

Net operating loss for the year ended
    December 31, 1999                                                -              -              -          (30,155)
                                                            ----------     ----------     ----------     ------------
BALANCE, DECEMBER 31, 1999                                  11,075,400     $   11,075     $   11,515     $    (30,155)
                                                            ==========     ==========     ==========     =============













   The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM MARCH 4, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                    $(30,155)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable                                8,250
          Capital contribution - expense                            9,000
                                                                    -----


               Net Cash Used in Operations                        (12,905)
                                                                 --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    -
                                                                 --------


CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from issuance of common stock                   13,590
                                                                   ------

     Net Increase in Cash                                             685

     Cash at Beginning of Period                                        -
                                                                   ------

     CASH AT END OF PERIOD                                        $   685
                                                                  =======


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        Capital contributions - expenses                          $ 9,000
                                                                  =======






   The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage. (see note 3).

Since its inception the Company has completed Regulation D offerings of 11,025,400 shares of its capital stock for cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On December 31, 1999, the Company had a net operating loss carry forward of $30,155. The tax benefit from the loss carry forward has been fully offset by valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2020.

Earning (Loss) Per Share
------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB statement No. 128.

Amortization of Capitalized Mineral Claims Costs
------------------------------------------------

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a commercial minable ore reserve ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES - CONTINUED

Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

3.       MINERAL CLAIMS

The Company has acquired one 18 unit metric mineral claim known as the Zeb Au Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The claims may be retained by the Company by completion of year assessment work of $1,800Cn or by a payment of $1,800Cn. The next assessment work is due on March 2001.

4.       RELATED PARTY TRANSACTIONS

Related parties have acquired 45% of the common stock issued.

5.       GOING CONCERN

The Company will need additional working capital to be successful in its planned activity and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company had developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year. There can be no assurance that the management will be successful in its efforts.