Form 10QSB
period 2000-03-31
ZEBALLOS MINING CO
filed 2000-05-30
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITES
EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                               ---------------------------

(  )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      -----------------

Commission File number              0-26709
                       ----------------------------


                           THE ZEBALLOS MINING COMPANY
                  --------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                    98-0201259
----------------------------------------              --------------------
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                          Identification No.)

34 - 3387 King George Highway
Surrey, BC, Canada                                           V4P 1B7
----------------------------------------                ------------------
(Address of principal executive offices)                     (Zip Code)

                                  604-538-5995
                 -----------------------------------------------
               Registrant's telephone number, including area code


                 -----------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                Outstanding as of March 31, 2000
-----------------------------------             --------------------------------
Common Stock, $0.001 per share                              11,075,400

                                      INDEX

                                                                            Page
PART 1.                                                                   Number
                                                                          ------

     ITEM 1.  Financial Statements.........................................    3

              Balance Sheet as at March 31, 2000...........................    4

              Statement of Operations

                 For   the three months  ended March 31, 2000,  for
                       The three  months  ended  March 31, 1999 and
                       for the period from March 4, 1999 (Date of
                          Incorporation) to March 31, 2000.................    5

              Statement of Cash Flows

                  For  the three months  ended March 31, 2000,  for
                       The three  months  ended  March 31, 1999 and
                       for the period from March 4, 1999 (Date of
                          Incorporation) to March 31, 2000.................    6

              Notes to the Financial Statements............................    7

                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at March 31, 2000 and the statement of operations and statement of cash flow for the three months ended March 31, 2000, for the three months ended March 31, 1999 and for the period from March 4, 1999 (date of incorporation) to March 31, 2000 and the statement of stockholders' equity for the period from March 4, 1999 (date of incorporation) to March 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)
                                  BALANCE SHEET
                      March 31, 2000 and December 31, 1999


                                                                                        Mar 31   Dec 31
                                                                                        2000     1999
                                                                                        ---------------

         ASSETS

         CURRENT ASSETS

                  Cash                                                                  $      9          $    685
                                                                                         -------           -------
                           Total Current Assets                                         $      9          $    685
                                                                                         -------           -------

         OTHER ASSETS

                  Mineral claims - Note 3                                                     -                  -
                                                                                         -------           -------

                                                                                        $      9          $    685
                                                                                          ------           -------

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

                  Account payable - related parties                                     $  7,600           $ 6,000
                  Accounts payable                                                         2,080             2,250
                                                                                         -------           -------
                           Total Current Liabilities                                       9,680             8,250
                                                                                         -------           -------

         STOCKHOLDERS' EQUITY

                  Common stock

                           200,000,000 shares authorized, at $0.001
                           par value, 11,075,400 shares issued and
                           outstanding                                                    11,075            11,075

                  Capital in excess of par value                                          14,215            11,515

                  Deficit accumulated during the exploration stage                       (34,961)          (30,155)
                                                                                         --------          --------
                           Total Stockholders' Deficiency                                 (9,671)           (7,565)
                                                                                         --------          --------

                                                                                        $      9           $   685
                                                                                         -------           -------








   The accompanying notes are an integral part of these financial statements.


                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)
                             STATEMENT OF OPERATIONS
               For the three Months Ended March 31, 2000 and 1999
                        And for the Period March 4, 1999
                   (Date of Inception) to March 31, 2000-05-16

                                                 Three Months
                                                     Mar 31      Mar 31     Mar 4/99 to
                                                      2000        1999      Mar 31, 2000
                                                     ------       ----      ------------
REVENUES                                         $        -     $    -      $        -

EXPENSES                                              4,806      4,421          34,961
                                                      -----      -----          ------

NET LOSS                                         $    4,806     $4,421      $ (34,961)
                                                      -----      -----        --------


NET LOSS PER COMMON SHARE

         Basic                                   $        -     $   -       $        -
                                                      -----     -----             ----


AVERAGE OUTSTANDING SHARES

         Basic                                   11,075,400     6,679,535   11,075,400
                                                 ----------     ---------   ----------



















   The accompanying notes are an integral part of these financial statements.



                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
        For the three months Ended March 31, 2000, for the three months
                     March 31, 1999 And for the period from
              March 4, 1999 (Date of Inception) to March 31, 2000


                                                             For the Three        For the Three        From Inception
                                                             Months Ended         Months Ended               To
                                                             March 31, 2000       March 31, 1999       March 31, 2000
                                                             --------------       --------------       --------------
     CASH FLOWS FROM

          Net loss                                           $      (4,806)       $      (4,421)         $    (34,961)

          Adjustments to reconcile net loss to net cash provided by operating activities

            Change in accounts payable                               1,430                     -                 9,680
            Capital contributions - expenses                         2,700                   900                11,700
                                                                     -----                   ---                ------


               Net Cash from Operations                              (676)               (3,521)              (13,581)
                                                                     -----               -------              --------

     CASH FLOWS FROM INVESTING
       ACTIVITIES                                                       -                      -                     -
                                                                  -------                -------               -------

     CASH FLOWS FROM FINANCING
       ACTIVITIES

            Proceeds from issuance of common stock                      -                 13,540               13,590
                                                                  -------               --------               ------


          Net Increase in Cash                                       (676)                10,019                    9

          Cash at Beginning of Period                                 685                      -                    -
                                                                  -------                -------              -------

          CASH AT END OF PERIOD                                 $       9         $       10,019         $          9
                                                                  =======                =======              =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses                                         $       11,700
                                                                                         -------

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

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, has been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see Note 3). Since its inception the Company has completed Regulation D offerings of 11,025,400 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On March 31, 2000 the Company had a net operating loss carry forward of $34,961. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

         Basic and Diluted Net Income(Loss) Per Share
         --------------------------------------------

         Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Amortization of Capitalized Mineral Claims Costs
         ------------------------------------------------

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a commercially minable ore reserve ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral claims acquired (Note 3) are unknown and therefore an estimate of any future cost cannot be made.

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, mineral claims, and accounts payable are considered by management to be their estimated fair values.

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

                           THE ZEBALLOS MINING COMPANY
                          ( Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.       MINERAL CLAIM

         The Company has acquired one 18 unit metric mineral claim known as the Zeb Au Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

         The claims may be retained by the Company by completion of yearly assessment work of $1,800Cn or by a payment of $1,800Cn. The next assessment work is due in March 2001.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 45% of the common stock issued.

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activities and continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year. There can be no assurance that the management will be successful in this effort.