Form 10QSB
period 2000-06-30
ZEBALLOS MINING CO
filed 2000-08-07
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               --------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  ---------------

Commission File number    0-26709
                         ----------


                           THE ZEBALLOS MINING COMPANY
                  --------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                             98-0201259
    ------------------------------------        --------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

     34 - 3387 King George Highway
          Surrey, BC, Canada                               V4P 1B7
--------------------------------------------          ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                        Outstanding as of June 30, 2000
     -----------------------------------       -------------------------------
        Common Stock, $0.001 per share                   11,075,400

ANDERSEN ANDERSEN & STRONG, L.C.                   941 East 3300 South, Suite202
Certified Public Accountants and                   Salt Lake City, Utah 84106
Business Consultants

                                                   Telephone 801-486-0096
                                                   Fax 801-486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
The Zeballos Mining Company

We have reviewed the condensed balance sheet of Zeballos Mining Company (exploration stage company) as of June 30, 2000 and December 31, 1999 and the related condensed statements of operations and the condensed statement of cash flows for the three and six months ended June 30, 2000 and 1999 and the period March 4, 1999 (date of inception) to June 30, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                            /s/   "Andersen Andersen and Strong"

Salt Lake City, Utah
July 20, 2000

                                      INDEX


                                                                                          Page
PART I.                                                                                  Number
                                                                                         ------
         ITEM 1.  Financial Statements..................................................   3

                           Balance Sheet as at June 30, 2000 and December 31, 1999......   4

                           Statement of Operations

                              For the six months ended June 30, 2000, for the Six months ended June 30, 1999, For the three months ended June 30, 2000, for

                                    The three months ended June 30, 1999 and for the period from March 4, 1999 (Date of

                                       Incorporation) to June 30, 2000..................   5


                           Statement of Cash Flows

                               For  the six months ended June 30, 2000,  for the
                                    Six months  ended June 30,  1999 and for the
                                    period   From   March  4,   1999   (Date  of
                                    Incorporation)       to       June       30,
                                    2000................................................   6

                           Notes to the Financial Statements............................   7

         ITEM 2.  Plan of Operations....................................................   10


PART II           Signatures............................................................   11



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at June 30, 2000 and December 31, 1999 and the statement of operations and statement of cash flow for the three months ended June 30, 2000, for the three months ended June 30, 1999, for the six months ended June 30, 2000, for the six months ended June 30, 1999 and for the period from March 4, 1999 (date of incorporation) to June 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                           THE ZEBALLOS MINING COMPANY

                           (EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                                                     2000                1999
                                                                                     ----                ----
         ASSETS

         CURRENT ASSETS

                  Cash                                                                  $  223            $    685
                                                                                         -----             -------
                           Total Current Assets                                         $  223            $    685
                                                                                         -----             -------

         OTHER ASSETS

                  Mineral claims - Note 3                                                   --                  --
                                                                                        ------             --------

                                                                                        $  223            $    685
                                                                                          ----             -------

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

                  Account payable - related parties                                    $ 9,600             $ 6,000
                  Accounts payable                                                       3,069               2,250
                                                                                         -----               -----
                           Total Current Liabilities                                    12,669               8,250
                                                                                        ------               -----

         STOCKHOLDERS' EQUITY

                  Common stock

                           200,000,000 shares authorized, at $0.001
                           par value, 11,075,400 shares issued and
                           outstanding                                                  11,075              11,075

                  Capital in excess of par value                                        16,915              11,515

                  Deficit accumulated during the exploration stage                     (40,436)            (30,155)
                                                                                      --------             -------
                           Total Stockholders' Deficiency                              (12,446)             (7,565)
                                                                                      --------             -------

                                                                                    $      223            $    685
                                                                                      ---------            -------

                 The accompanying notes are an integral part of
                          these financial statements.

                           THE ZEBALLOS MINING COMPANY

                           (EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999,
                       FOR THE SIX MONTHS ENDED JUNE 30,
                 2000 AND 1999 AND FOR THE PERIOD MARCH 4, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                     THREE          THREE          SIX           SIX
                                     MONTHS         MONTHS         MONTHS       MONTHS              FROM
                                     ENDED          ENDED          ENDED        ENDED             INCEPTION
                                    JUN 30,        JUNE 30,       JUNE 30,     JUNE 30,           TO JUNE 30,
                                     2000           1999           2000         1999                  2000
                                     ----           ----           ----         ----                  ----
REVENUES                       $          --    $      --      $         --    $        --       $       --
                                       -----       ------            ------         ------           ------

EXPENSES

Accounting and Audit                   1,575        2,550             1,775          2,550            6,575
Bank Charges                              30           38                91            120              285
Consulting                                --           --                --             --            3,950
Edgar Filing Fees                         --           --               391             --            1,714
Geology Report                            --           --                --          1,200            1,200
Incorporation Costs Written Off           --           --                --            670              670
Legal                                     --           --                --             --            2,500
Management Fees                        1,500        1,500             3,000          2,000            8,000
Office                                   126          488               342            488            1,326
Rent                                     900          900             1,800          1,200            4,800
Staking Fees                              --           --                --            369            3,194
Telephone                                300          300               600            400            1,600
Transfer Agent                         1,044           --             2,282          1,200            4,622
                                       -----        -----             -----          -----            -----
NET LOSS                       $      (5,475)  $   (5,776)     $    (10,281)   $   (10,197)      $  (40,436)
                                      ======       ======            ======         ======           ======


NET LOSS PER

BASIC                          $          --   $      --       $         --    $       --
                                      ======     =======           ========      ========

AVERAGE OUTSTANDING

BASIC                             11,075,400   10,032,314        11,075,400     10,032,314
                                  ==========   ==========        ==========     ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000, FOR THE
                   SIX MONTHS ENDED JUNE 30, 1999 AND FOR THE
         PERIOD FROM MARCH 4, 1999 (DATE OF INCEPTION) TO JUNE 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                    FOR THE SIX    FOR THE SIX      FROM INCEPTION
                                                                   MONTHS ENDED   MONTHS ENDED            TO
                                                                  JUNE 30, 2000  JUNE 30, 1999       JUNE 30, 2000
                                                                  -------------  -------------       -------------

     CASH FLOWS FROM

          Net loss                                               $      (10,281)  $    (10,197)       $    (40,436)

          Adjustments to reconcile net loss to net cash
            provided by operating activities:
               Change in accounts payable - related Parties               3,600              -               9,600
               Change in accounts payable                                   819           (826)              3,069
               Capital contributions - expenses                           5,400          3,600              14,400
                                                                          -----          -----              ------
                    Net Cash from Operations                               (462)        (7,423)            (13,367)
                                                                         -------        -------             ------
     CASH FLOWS FROM INVESTING
       ACTIVITIES                                                             -              -                   -
                                                                         -------        -------             ------
     CASH FLOWS FROM FINANCING
       ACTIVITIES:

               Proceeds from issuance of common stock                         -         13,590              13,590
                                                                         -------        -------             ------
          Net Increase in Cash                                             (462)         6,167                 223
          Cash at Beginning of Period                                       685             -                   -
                                                                      ----------     ----------          ----------
          CASH AT END OF PERIOD                                 $           223   $      6,167        $        223
                                                                      =========          =====           =========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses                                              $14,400
                                                                                       -------

                 The accompanying notes are an integral part of
                          these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

         Income Taxes

         On June 30, 2000 the Company had a net operating loss carry forward of $40,436. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

         Earnings (Loss) Per Share

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

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

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)

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

--------------------------------------------------------------------------------

                            ITEM 2. PLAN OF OPERATION

--------------------------------------------------------------------------------

The Company has not proceeded with any work on its mineral claim during the last six months due to weather conditions in the Zeballos mining area of British Columbia. It is anticipate that consideration will be given to an exploration program in the summer of 2000.

Liquidity and Capital Resources

The Company does not at this time have sufficient funds to proceed with an exploration program.

Results of Operations

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE ZEBALLOS MINING COMPANY

         July 18, 2000                           /c/  "E. Del Thachuk"
                                             ------------------------------
                                        E. Del Thachuk - President and Director