Form 10QSB
period 2000-09-30
ZEBALLOS MINING CO
filed 2000-11-14
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                               -------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File number         0-26709
                       ----------------------------

                           THE ZEBALLOS MINING COMPANY
             ------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                               98-0201259
------------------------------------                        --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

34 - 3387 King George Highway
Surrey, BC, Canada                                                  V4P 1B7
--------------------------------------                        ------------------
(Address of principal executive offices)                          (Zip Code)

                                  604-538-5995
    -------------------------------------------------------------------------
               Registrant's telephone number, including area code

    -------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                       Class                Outstanding as of September 30, 2000
    -----------------------------------     ------------------------------------
       Common Stock, $0.001 per share                   11,075,400

                                      INDEX

                                                                                                Page
PART 1.                                                                                        Number
                                                                                               -------

         ITEM 1.  Financial Statements........................................................    3

                  Balance Sheet as at September 30, 2000 and December 31, 1999................    4

                  Statement of Operations
                      For the nine months ended September 30, 2000, for the nine months ended  September  30, 1999,  for the three months
                        ended  September  30,  2000,  for the three months ended
                        September 30, 1999 and for the period from March 4, 1999
                        (Date of Incorporation) to September 30, 2000.........................    5

                  Statement of Cash Flows
                      For the nine months ended September 30, 2000, for the nine months ended  September 30, 1999 and for the period From
                        March 4, 1999 (Date of  Incorporation)  to September 30,
                        2000..................................................................    6

                  Notes to the Financial Statements..........................................     7

         ITEM 2.  Plan of Operations.........................................................    10

PART 11           Signatures.................................................................    11



                  Financial Data Schedule Worksheet..........................................    12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at September 30, 2000 and December 31, 1999 and the statement of operations and statement of cash flow for the three months ended September 30, 2000, for the three months ended September 30, 1999, for the nine months ended September 30, 2000, for the nine months ended September 30, 1999 and for the period from March 4, 1999 (date of incorporation) to September 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                                              2000             1999
                                                                                          --------        ---------

         ASSETS

         CURRENT ASSETS

                  Cash                                                                    $    498        $     685
                                                                                          --------        ---------
                           Total Current Assets                                           $    498        $     685
                                                                                          --------        ---------

         OTHER ASSETS

                  Mineral claims - Note 3                                                       --               --
                                                                                          --------        ---------

                                                                                          $    498        $     685
                                                                                          ========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

                  Account payable - related parties                                       $ 10,800        $   6,000
                  Accounts payable                                                           4,068            2,250
                                                                                          --------        ---------
                           Total Current Liabilities                                        14,868            8,250
                                                                                          --------        ---------

         STOCKHOLDERS' EQUITY

                  Common stock
                           200,000,000 shares authorized, at $0.001
                           par value, 11,075,400 shares issued and
                           outstanding                                                      11,075          11,075

                  Capital in excess of par value                                            19,615          11,515

                  Deficit accumulated during the exploration stage                         (45,060)        (30,155)
                                                                                          --------        ---------
                           Total Stockholders' Deficiency                                  (14,370)         (7,565)
                                                                                          --------        ---------

                                                                                          $    498        $     685
                                                                                          ========        =========

The accompanying notes are an integral part of these unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999,
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        AND FOR THE PERIOD MARCH 4, 1999
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                   THREE            THREE             NINE               NINE
                                   MONTHS          MONTHS            MONTHS             MONTHS            FROM
                                   ENDED            ENDED             ENDED              ENDED         INCEPTION
                                  SEPT 30,         SEPT 30,          SEPT 30,           SEPT 30,       TO SEPT 30,
                                    2000             1999             2000                1999            2000
                                -----------      ----------        -----------        -----------      ----------


REVENUES                        $        --      $       --        $        --        $        --        $     --
                                -----------      ----------        -----------        -----------        --------

EXPENSES

Accounting and audit                    950              300             2,725              2,850           7,525
Bank charges                             34               28               125                148             319
Consulting                               --            2,200                --              2,200           3,950
Edgar filing fees                       391            1,119               782              1,119           2,105
Geology report                           --              --                 --              1,200           1,200
Incorporation costs
written off                              --              --                 --                670             670
Legal                                    --           2,500                 --              2,500           2,500
Management fees                       1,500           1,500              4,500              3,500           9,500
Office                                  511             420                852                908           1,837
Rent                                    900             900              2,700              2,100           5,700
Staking fees                             --              --                 --                369           3,194
Telephone                               300             300                900                700           1,900
Transfer agent                           38              24              2,321              2,364           4,660
                                -----------      ----------        -----------        -----------        --------

NET LOSS                        $    (4,624)     $   (9,291)       $   (14,905)       $   (20,628)       $(45,060)
                                ===========      ==========        ===========        ===========        ========

NET LOSS PER
COMMON SHARE
Basic                            $       --      $      --         $       --          $       --
                                 ==========      ==========         ==========         ==========

AVERAGE OUTSTANDING
SHARES
Basic                            11,075,400      11,075,400         11,075,400         10,489,285
                                 ==========      ==========         ==========         ==========

The accompanying notes are an integral part of these unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000,
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                     AND FOR THE PERIOD FROM MARCH 4, 1999
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 2000

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                             FOR THE NINE         FOR THE NINE         FROM INCEPTION
                                                             MONTHS ENDED         MONTHS ENDED               TO
                                                             SEPT 30, 2000        SEPT 30, 1999        SEPT 30, 2000
                                                             -------------        -------------        -------------

     CASH FLOWS FROM
        OPERATING ACTIVITIES:

          Net loss                                              $    (14,905)         $    (20,628)        $    (45,060)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Change in accounts payable - related
                 Parties                                               4,800                    --               10,800
               Change in accounts payable                              1,818                   725                4,068
               Capital contributions - expenses                        8,100                 6,300               17,100
                                                                ------------          ------------         ------------

                    Net Cash from Operations                            (187)              (13,603)             (13,092)
                                                                ------------          ------------         ------------

     CASH FLOWS FROM INVESTING                                            --                    --                   --
       ACTIVITIES:                                              ------------          ------------         ------------

     CASH FLOWS FROM FINANCING
       ACTIVITIES:

               Proceeds from issuance of common stock                     --                13,590               13,590
                                                                ------------          ------------         ------------

          Net Increase in Cash                                          (187)                   13                  498

          Cash at Beginning of Period                                    685                    --                   --
                                                                ------------          ------------         ------------

          CASH AT END OF PERIOD                                 $        498          $         13         $        498
                                                                ============          ============         ============

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses                                             $     17,100
                                                                                      ------------

The accompanying notes are an integral part of these unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see Note 3). Since its inception the Company has completed Regulation D offerings of 11,075,400 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On September 30, 2000 the Company had a net operating loss carry forward of $45,060. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

         Earnings (Loss) Per Share

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000

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

         Comprehensive Income

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on September 30, 2000.

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

                               SEPTEMBER 30, 2000

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

--------------------------------------------------------------------------------

                            ITEM 2. PLAN OF OPERATION

--------------------------------------------------------------------------------

During the summer months the Company did not do any exploration work on its mineral claims located in the Zeballos mining camp on Vancouver Island. With the winter months approaching it is extremely unlikely that any work will be done on the claims until the spring of 2001.

Liquidity and Capital Resources

The Company has not raised any additional capital since its original "seed stock" issuance to its shareholders. All funding of the Company, need to meet current accounts payable obligations, is provided by its directors and officers.

Results of Operations

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE ZEBALLOS MINING COMPANY

         November 10, 2000                        /s/ "E. Del Thachuk"
                                         ---------------------------------------
                                         E. Del Thachuk - President and Director


         November 10, 2000                         /s/ "Stacey Bligh"
                                         ---------------------------------------
                                            Stacey Bligh - Secretary Treasurer