Form 10QSB/A
period 2000-09-30
ZEBALLOS MINING CO
filed 2000-11-28
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDED FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                               -------------------------------------------------

(   )    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission File number                      0-26709
                       -------------------------------------------


                           THE ZEBALLOS MINING COMPANY

           ----------------------------------------------------------
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


                                  604-538-5995
    ------------------------------------------------------------------------
               Registrant's telephone number, including area code


     ----------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                      Outstanding as of September 30, 2000
   ----------------------------------       ------------------------------------
    Common Stock, $0.001 per share                        11,075,400


ANDERSEN ANDERSEN & STRONG, L.C.                                      941 East 3300 South, Suite 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS                   Salt Lake City, Utah 84106

                                                                           Telephone 801 486-0096
                                                                              Fax 801 486-0098




REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
The Zeballos Mining Company

We have prepared the balance sheet of The Zeballos Mining Company, Inc. (Exploration stage company) as of September 30, 2000 and December 31, 1999, the related statement of operations and the statement of cash flows for the nine months ended September 30, 2000 and 1999 and the periods March 4, 1999 (date of inception) to September 30, 2000. These financial statements are the responsibility of the company's management.

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



                          Andersen Andersen and Strong


Salt Lake City, Utah
November 20, 2000

                                      INDEX


                                                                                      PAGE
PART 1.                                                                             NUMBER
                                                                                    ------

         ITEM 1.  Financial Statements ..............................................    4

                  Balance Sheet as at September 30, 2000 and December 31, 1999 ......    5

                  Statement of Operations
                     For the nine months ended  September 30, 2000, for
                     the nine months ended  September 30, 1999, for the
                     three months ended September 30, 2000, for
                           the three months ended September 30, 1999 and for
                           the period from March 4, 1999 (Date of
                              Incorporation) to September 30, 2000 ..................    6


                  Statement of Cash Flows
                      For  the nine months  ended  September  30, 2000,
                           for the nine months ended September 30, 1999
                           and for the period  From March 4, 1999 (Date
                           of Incorporation) to September 30, 2000...................    7

                  Notes to the Financial Statements .................................    8

         ITEM 2.  Plan of Operations ................................................   11


PART 11           Signatures.........................................................   12



                  Financial Data Schedule Worksheet .................................   13


                                       3

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

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                               2000              1999
                                                               ----              ----
ASSETS

CURRENT ASSETS

         Cash                                                $    498           $    685
                                                             --------           --------
                  Total Current Assets                       $    498           $    685
                                                             --------           --------

OTHER ASSETS

         Mineral claims - Note 3                                   --                 --
                                                             --------           --------


                                                             $    498           $    685
                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Account payable - related parties                   $ 10,800           $  6,000
         Accounts payable                                       4,068              2,250
                                                             --------           --------
                  Total Current Liabilities                    14,868              8,250
                                                             --------           --------

STOCKHOLDERS' EQUITY

         Common stock
                  200,000,000 shares authorized, at $0.001
                  par value, 11,075,400 shares issued and
                  outstanding                                  11,075             11,075

         Capital in excess of par value                        19,615             11,515

         Deficit accumulated during the exploration stage     (45,060)           (30,155)
                                                             --------           --------
                  Total Stockholders' Deficiency              (14,370             (7,565)
                                                             --------           --------

                                                             $    498           $    685
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

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                  THREE          THREE
                                  MONTHS         MONTHS                                         FROM
                                  ENDED          ENDED       NINE MONTHS      NINE MONTHS      INCEPTION
                                 SEPT 30,       SEPT 30,        ENDED            ENDED           TO
                                  2000           1999       SEPT 30, 2000     SEPT 30,2000  SEPT 30, 2000
                                  ----           ----       -------------     ------------  -------------
REVENUES                      $         --   $         --    $        --    $         --            --
                              ------------   ------------    -----------    ------------    ----------
EXPENSES

Accounting and audit                   950            300          2,725           2,850         7,525
Bank charges                            34             28            125             148           319
Consulting                              --          2,200             --           2,200         3,950
Edgar filing fees                      391          1,119            782           1,119         2,105
Geology report                          --             --             --           1,200         1,200
Incorporation costs written off         --             --             --           2,500         2,500
Legal                                   --          2,500             --           2,500         2,500
Management fees                      1,500          1,500          4,500           3,500         9,500
Office                                 511            420            852             908         1,837
Rent                                   900            900          2,700           2,100         5,700
Staking fees                            --             --             --             369         3,194
Telephone                              300            300            900             700         1,900
Transfer agent                          38             24          2,321           2,364         4,660
                              ------------   ------------    -----------    ------------    ----------

NET LOSS                      $     (4,624)  $     (9,291)   $   (14,905)   $    (20,628)   $ ( 45,060)
                              ============   ============    ===========    ============    ==========


NET LOSS PER
COMMON SHARE
Basic                         $         --   $         --    $        --    $         --
                              ============   ============    ===========    ============

AVERAGE
OUTSTANDING
SHARES
Basic                           11,075,400     10,489,285     11,075,400      10,489,285
                              ============   ============    ===========    ============



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

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                             For the Nine         For the Nine         From Inception
                                                             Months Ended         Months Ended                    To
                                                             Sept 30, 2000        Sept 30, 1999        Sept 30, 2000
                                                             -------------        -------------        -------------
     CASH FLOWS FROM
      OPERATING ACTIVITIES:

      Net loss                                                 $(14,905)              $(20,628)            $(45,060)

      Adjustments to reconcile net loss to net cash provided by operating activities:

        Change in accounts payable - related
           parties                                                4,800                     --                10,800
        Change in accounts payable                                1,818                    725                 4,068

        Capital contributions - expenses                          8,100                  6,326                17,100
                                                               --------               --------              --------

          Net Cash from Operations                                 (187)               (13,577)              (13,092)
                                                               --------               --------              --------


     CASH FLOWS FROM INVESTING
      ACTIVITIES:                                                    --                     --                    --
                                                               --------               --------              --------
     CASH FLOWS FROM FINANCING
      ACTIVITIES:

          Proceeds from issuance of common stock                     --                 13,590                13,590

      Net Increase in Cash                                         (187)                    13                   498

      Cash at Beginning of Period                                   685                     --                    --
                                                               --------               --------              --------
      CASH AT END OF PERIOD                                    $    498               $     13             $     498
                                                               ========               ========              ========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital contributions - expenses                                               $ 17,100
                                                                                     ---------


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


                           THE ZEBALLOS MINING COMPANY



         November 22, 2000                         /s/ "E. Del Thachuk"
                                         ---------------------------------------
                                         E. Del Thachuk - President and Director


         November 22, 2000                          /s/ "Stacey Bligh"
                                         ---------------------------------------
                                            Stacey Bligh - Secretary Treasurer