Form 10KSB
period 2000-12-31
ZEBALLOS MINING CO
filed 2001-03-28
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2000

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For   the   transaction   period   from    ______________________    to
         ______________________

         Commission File number                      0-26709
                                ------------------------------------------------

                           THE ZEBALLOS MINING COMPANY
                  ---------------------------------------------
                 (Exact name of Company as specified in charter)

                  Nevada                                       98-0201259
------------------------------------                 ---------------------------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or organization

Suite 707 - 595 Hornby Street
Vancouver, British Columbia, Canada                            V6C 2E8
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code             1-604-646-5626
                                                     ---------------------------

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

State issuer's revenues for its most recent fiscal year:      $      -0-
                                                                 ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be approximately $20,766,375 based on a share price of $0.50 per share as at the closing price as at December 31, 2000.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2000, the Company has 27,688,500 shares of common stock issued and outstanding.

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

NONE

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART 1
------
                                                                            Page
                                                                           -----

ITEM 1.          DESCRIPTION OF BUSINESS                                       4

ITEM 2.          DESCRIPTION OF PROPERTY                                       4

ITEM 3.          LEGAL PROCEEDINGS                                             7

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS           7

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      8

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     8

ITEM 7.          FINANCIAL STATEMENTS                                          9

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE                                      9

PART III
--------

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL
                 ERSONS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT   10

ITEM 10.         EXECUTIVE COMPENSATION                                       12

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
                 MANAGEMENT                                                   13

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               14

PART IV
-------

ITEM 13.         EXHIBITS                                                     15

                                     PART 1

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

HISTORY AND ORGANIZATION

         The Company was incorporated in the State of Nevada on March 4, 1999. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at Suite 707 - 595 Hornby Street, Vancouver, British Columbia, Canada, V6C 2E8 (Telephone: 604-646-5626).

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

         As at December 31, 2000, the company had no revenue form the exploration of its mineral claim. In February 2001 the mineral property was allowed to lapse due the Company not undertaking any assessment work on its claim nor paying cash-in-lieu of performing assessment work to maintain the mineral claim in good standing. The Company has, at the date of this Form 10KSB, no assets and no funds to acquire any assets.

         On June 8, 2000, the Company completed a 2.5 for 1 stock split, resulting in total outstanding shares of 27,688,500.

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------

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

LOCATION, ACCESS AND TOPOGRAPHY

         The property is situated just north of the town of Zeballos, which is located on the West Coast of Vancouver Island about 300 kilometers (186 miles) northwest of Victoria. The geographic center of the Zeb Au property is located at 126(degree)48'35" West Longitude and 50(degree)03'35" North Latitude on N.T.S. mapsheet 92 L/2. This location may also be described as being in U.T.M. zone 09 with coordinates Northing 5547300N and Easting 656900E. The claim's legal corner post is beside the main road about 2.8 kilometers (1.7 miles) up the Zeballos River from its junction with the Nomash River.

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

CLAIM STATUS

         The claim is owned outright by the Company. Mineral tenure is secure for one year from the date of staking and for a further year as described below.

         Claim Name                 Tenure No.       Units             Expiry Date
         -------------------------------------------------------------------------------
         Zeb Au                     367965           18                February 28, 2001

HISTORY

         J. S. Stevenson in an article written in 1950 entitled "Lode Gold Deposits of the Zeballos Area, B.C." published in the British Columbia Department of Mines gave a detailed account of the mining history of the Zeballos camp in the British Columbia. An edited excerpt follows:

         "Although small amounts of placer gold had been obtained from the Zeballos River as early as 1907, it was not until 1924 that the first gold vein was staked on the Tagore property. Two years later the King Midas was staked, and by 1929 forty claims had been staked in the valley. In that year the first shipment of ore was made. It consisted of 2 tons of high-grade ore mined from the Tagore.

         A period of inactivity followed until 1934, when the first of the rich gold-quartz veins that to were make the Zeballos camp an important producer were found. Small pockets of course placer gold and gold-quartz float boulders had been found at the mouth of Spud creek.

         Prospecting upstream along Spud creek and in its many tributaries resulted in discovery of the veins on the White Star property in early 1934. In 1935, the Goldfield vein on the Spud Valley property was found, and in 1936 the No.1 vein on the Privateer. Several discoveries followed shortly after on Spud Creek and other creeks draining into the Zeballos River.

         Mining really began in the winter of 1934-35 when high-grade ore was shipped from the property of White Star Gold Mines. In 1937 shipments of ore were made from the No.1 vein on the Privateer. In 1938 the Privateer mill and Spud Valley Gold Mines mill began operating. That year nearly 400 men were employed at thirty properties in prospecting, development work, and production. In 1939 mills were built at the Mount Zeballos and Central Zeballos mines, and in 1941 a mill was built at the Homeward. About 1942, the shortage of men and supplies because of World War II forced all but the Privateer and Prident to close, and in October 1943, these properties also were forced to close. During the winter of 1945-46 operations were resumed at Privateer, Prident, Central Zeballos, and Spud Valley mines, but owing to the increased cost of supplies and labour relative to the fixed price of gold, these mines were forced to close again and by the end of 1948 Privateer, the last to operate, had ceased operations.

         Production from the Zeballos mining camp between 1934 and 1948 totaled 287,811 ounces gold and 124,700 ounces silver from approximately 651,000 tons of ore mined.

MINERALIZATION AND ALTERATION

         Mineral deposits of the area include gold-bearing quartz veins and high temperature replacement (skarn) or contact metamorphic deposits in limestone or calcareous sedimentary rocks. Deposits of the latter type are confined to areas where Quatsino limestone and sedimentary parts of the Karmutsen and Bonanza group rocks have been invaded by Coast intrusions. The replacements typically contain chiefly magnetite with lesser amounts of pyrrhotite (F.L., Ridge, Churchill) or they contain mainly chalcopyrite and only minor magnetite and pyrrhotite (Maquinna and Central Zeballos) and sometimes appreciable gold (Beano). mapping by Stevenson did not attempt to make regional correlations but instead used lithology of the rocks to define the mappable units.

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

         Subsequent to the date of the financial statements attached to this Form 10KSB the Company allowed the Zeb Au to lapse without either undertaking any assessment work thereon or paying cash in lieu of assessment work to maintain the claims in good standing with the Ministry of Mines for British Columbia. The Company has not staked or otherwise attempted to secure another mineral property as at the date of the signing of this Form 10KSB by the director of the Company.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

         On March 20, 2000 the First Annual General Meeting of Shareholders was held wherein the shareholders approved the following resolutions:

1. The approval of the appointment of Del Thachuk and James Bruce as directors for the ensuring year and the granting of approval for the directors to appoint a further three directors during the forthcoming year without seeking prior shareholders' approval.

2. The approval of the audited financial statements for the period from March 4, 1999 to December 31, 1999.

3. The approval granted to the directors to change the name of the Company if they deem it appropriate and without seeking further shareholders' approval.

4. The approval granted to the directors to determine the merits of the Zeb Au mineral claim and if they deem it appropriate, at their sole discretion without having to seek further shareholders' approval, to either find another mineral property or a project which is unrelated to the mining industry.

5. The approval for the splitting of the common shares of the Company on the basis of two and a half new shares for each old share currently issued. This resulted in the issued and outstanding share capital being increased from 11,075,400 common shares to 27,688,500 common shares.

6.       To  approve  the   appointment   of  Andersen   Andersen  &  Strong  as
         auditors-of-record for the 2000 fiscal year ended December 31, 2000.

         Out of the 11,075,400 common shares outstanding as at the date of the First Annual General Meeting there were 2,528,600 shares represented in person and 8,539,550 shares by way of proxy. All the above resolutions were passed by the shareholders.

                                     PART II

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         Since the Company commenced to trade on the OTC Bulletin Board the year high was $1.25 and the year low was $0.63. The weekly volume of shares being traded is low compared to many other companies on the OTC Bulletin Board. For example, during the month of December 2000 only 5,500 common shares traded.

         Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

         OVERVIEW

         The Company was incorporated on March 4, 1999 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at December 31, 2000 there were 27,688,500 shares outstanding. The Company was engaged in the exploration stage.

Liquidity and Capital Resources

         As at December 31, 2000, the Company had no assets, and $17,092 of liabilities. The liabilities of $17,092 consist of amounts accrued for audit and accounting of $3,925, amounts due to a third party of $11,300 for cash advances made to the Company and the residual balance of $1,867 relating to filing fees, transfer agent and general office expenses.

         At the present time the Company does not has sufficient funds to reduce its accounts payables. Unless funds are injected into the Company it might cease to be a going concern. The Company might be able to raise funds from its director and/or officers, obtain bank financing or issue as a private placement some of its common stock. No plans by management has been made to date to address the future funding of the Company.

         The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Zeb Au claim and has made no commitments to acquire any asset of any nature.

         Subsequent to December 31, 2000, the Company allowed its mineral claim to lapse without either doing assessment work thereon or paying cash-in-lieu of assessment work to maintain the claims in good standing with the Ministry of Mines for British Columbia. Therefore, the Company does not have any ownership interest in the Zeb Au mineral claims.

Results of Operations

         The Company has no results from operations. At the date of the signing by the director of this Form 10KSB the Company has no assets of any nature and at the present time the Company does not have the resources to acquire any assets.

         On December 6, 2000, the Company entered into an agreement in prinipcal, subject to completion of definitive documentation, whereby the Company would transfer all of its issued and outstanding shares to a new company to be incorporated under the name of INToo Wireless Technologies Inc. This agreement was never completed and therefore was allowed to lapse with no financial undertaking by the Company.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements of the Company are included following the signature page to this Form 10-KSB.

--------------------------------------------------------------------------------
             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to December 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

--------------------------------------------------------------------------------
            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
      CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The following table sets forth as of December 31, 2000, the name, age, and position of executive officers and the director and the term of office of the director of the Company.

                                                                                              Term as
                                                                                              Director
              Name               Age                     Position Held                         Since
              ----               ---                     -------------                         -----
    Christ. A. Paterson          35           President and Director                            2001

    Randy Hayward                52           Secretary Treasurer                                 --

         The director of the Company serves for a term of one year and until his successor is elected at the Company's Annual Shareholders' Meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the meeting of the Board of Directors and is qualified.

         On December 16, 2000, Del Thachuk, President and Director of the Company, resigned due to other business commitments. At the same time James
Bruce resigned as a director and Stacey Bligh as Secretary Treasurer. Christopher Paterson became President and Director and Randy Hayward became Secretary Treasurer.

         Set forth below is certain biographical information regarding each of the Company's executive officers and the director.

CHRISTOPHER A. PATERSON obtained a diploma in Business from Sheridan College in Brampton, Ontario and subsequently attended the University of Toronto where he was enrolled in Commerce under a marketing major. During his educational training he completed a Technical Sales training course for Westinghouse Securities Electronics in San Jose, California and the 3M Sales Training course. In 1994 Mr. Paterson worked as a financial/commercial account executive for Honeywell Ltd. until 1997 when he joined IKON Office Solutions as a digital color specialist. In 2000 he joined CARSWeb.com as Director of Business Development where his main functions were to develop strategies to grow the company past the pilot phase and to eventually launch the pilot project for the automotive dealerships.

RANDY HAYWARD graduated in 1969 from the University of Alberta with a Bachelor of Commence Degree and in 1973 graduated from the same university with a Law Degree. In 1974 he entered into a law practice specializing in litigation on tort and family law. In 1988 he co-founded and operated the Canadian Dispute Resolution Alberta Ltd which was a private commercial mediation company and in 1991 he again entered public practice as a lawyer specializing in family law with a firm of lawyers under the name of Weeks, Weeks and Doherty. In 1992 he became full time mediator with the Family Court Conciliation Services, Department of Family and Social Services for the provincial government of Alberta. Mr. Hayward has expanded this area to include certain cities in British Columbia and is now in private practice being a mediator. In addition to being a mediator, Mr. Hayward is a consultant and advisor to a number of start-up companies in Alberta and British Columbia, including Aquasol International

Inc., ECS Enhanced Cellular Systems Inc., Eternal Power Technologies Inc., Rainbow Group of Companies, VS Visual Statement Inc., 19 Green Corp., Newgen Environmental Systems Corp., and Esmeralda Exploration International Inc.

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

         The following table sets forth as at December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                           Report to be Filed
----                                --------                           ------------------
E. Del Thachuk             Beneficial owner                            Form 3

James Bruce                Beneficial owner                            Form 3

Chris Paterson             No shares held                              Form 3

Randy Hayward              No shares held                              Form 3

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

CASH COMPENSATION

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 2000.

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

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth as at December 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                Name and Address                                                Amount
                 of Beneficial                         Nature of            of Beneficial              Percent
                     Owner                           Ownership (1)            Ownership               of Class
                     ------                          ----------               ----------              --------
       E. DEL THACHUK                                    Direct               6,312,500                  22.80%
       34-3387 King George Highway
       Surrey, B.C. Canada, V7S 2X7

       JAMES BRUCE                                       Direct               6,312,500                  22.80%
       114-2274 Folkestone Way
       West Vancouver, B.C.
       Canada, V5A 2W1

       CHRISTOPHER PATERSON                              Direct                    N/A                   00.00%
       205-3615 West 17th Avenue
       Vancouver, B.C., Canada, V6S 1A3

       RANDY HAYWARD                                     Direct                    N/A                   00.00%
       943 Canco Drive
       RR1 Site 14, C64
       Gabriola Island, B.C.
       Canada, VOR 1X0

       All Officers and Directors                        Direct             12,625,000                   45.60%
       as a Group ( 4 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

                                     PART IV

--------------------------------------------------------------------------------
                          ITEM 13. EXHIBITS AND REPORTS
--------------------------------------------------------------------------------

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                           Page
                                                                            ----

Report of Andersen, Andersen & Strong, Certified Public Accountants          17

Balance Sheet as at December 31, 2000                                        18

Statementof  Operations  for the year ended  December  31, 2000 and 1999 and for the period from March 4, 1999 (Date of Inception)
         to December 31, 2000                                                19

Statement in Changes in Stockholders' Equity for the period
         from March 4, 1999 (Date of Inception) to December 31, 2000         20

Statementof Cash Flows for the year ended December 31, 2000 and 1999 and for the period from March 4, 1999 (Date of Inception)
         to December 31, 2000                                                21

Notes to the Financial Statements                                            22


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                                              THE ZEBALLOS MINING COMPANY

Date: March 26, 2001                               By:    /s/  "Christ Paterson"
                                                   -----------------------------
                                                   Christopher A. Paterson
                                                   President and Director

ANDERSEN ANDERSEN & STRONG, L.C.                                     941 East 3300 South, Suite 220
--------------------------------
Certified Public Accountants and Business Consultants Board             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                     Telephone 801-486-0096
                                                                                   Fax 801-486-0098

Board of Directors
The Zeballos Mining Company
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the  accompanying  balance sheet of The Zeballos  Mining Company
(exploration stage company) at December 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period March 4, 1999 to December 31, 1999 and the period March 4, 1999 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Zeballos Mining Company at December 31, 2000, and the results of operations, and cash flows for the year ended December 31, 2000 and the period March 4, 1999 to December 31, 1999 and for the period from March 4, 1999 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
March 15, 2001

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

    Cash                                                                                  $            --
                                                                                                ---------

         Total Current Assets                                                                          --
                                                                                                ---------

OTHER ASSETS

    Mineral Claims - Note 3                                                                            --
                                                                                                ---------

                                                                                          $            --
                                                                                                =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Account payable - related party                                                                11,300
    Accounts payable                                                                                5,792
                                                                                                ---------

        Total Current Liabilities                                                                  17,092
                                                                                                ---------

STOCKHOLDERS' EQUITY

    Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 27,688,500 shares issued and outstanding                                            27,689

    Capital in excess of par value                                                                  5,701

Deficit accumulated during the exploration stage                                                  (50,482)
                                                                                                ---------

        Total Stockholders' Deficiency                                                            (17,092)
                                                                                                ---------

                                                                                          $            --
                                                                                                =========

      The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
                MARCH 4, 1999 TO DECEMBER 31, 1999 AND THE PERIOD
              MARCH 4, 1999(DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                        DEC 31,            DEC 31,          MAR 4, 1999 TO
                                                                          2000               1999            DEC 31, 2000
                                                                          ----               ----            ------------
REVENUES                                                               $      --       $       --           $      --

EXPENSES

    Administrative                                                        20,327           30,155              50,482
                                                                          ------          -------            --------

NET LOSS                                                               $ (20,327)      $  (30,155)          $ (50,482)
                                                                          =======          =======             =======

NET LOSS PER COMMON SHARE

    Basic                                                               $      --        $      --
                                                                          =======          =======

AVERAGE OUTSTANDING SHARES

    Basic                                                              27,688,500       20,766,500
                                                                       ==========       ==-=======

The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM MARCH 4, 1999 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                                           Capital in
                                                         Common            Stock           Excess of      Accumulated
                                                         Shares            Amount          Par Value      Deficit
                                                         ------            ------          ---------      -------
BALANCE MARCH 4, 1999 (date of inception)                        --        $      --       $      --     $         --

Issuance of common stock for cash at
    $0.0004 - March 14, 1999                             12,625,000           12,625          (7,575)              --

Issuance of common stock for cash at
    $0.0004 - March 16, 1999                             15,000,000           15,000          (9,000)              --

Issuance of common stock for cash at
    $0.04 - March 27, 1999                                   63,500               64           2,476               --

Capital contributions - expenses - related parties               --               --           9,000               --

Net operating loss for the period from
    March 4, 1999 to December 31, 1999                           --               --              --          (30,155)
                                                         ----------           ------         -------        ----------
BALANCE, DECEMBER 31, 1999                               27,688,500           27,689          (5,099)         (30,155)

Capital contributions - expenses - related parties               --               --          10,800               --

Net operating loss for the year ended
    December 31, 2000                                            --               --              --          (20,327)
                                                         ----------           ------         -------        ----------
BALANCE, DECEMBER 31, 2000                               27,688,500         $ 27,689       $   5,701     $    (50,482)
                                                         ==========           ======         =======        ==========

   The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
                MARCH 4, 1999 TO DECEMBER 31, 1999 AND THE PERIOD
             MARCH 4, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                                 MARCH 4, 1999
                                                                 DECEMBER 31,      DECEMBER 31,   TO DECEMBER
                                                                     2000              1999        31, 2000
                                                                     ----              ----        --------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                    $  (20,327)         $(30,155) $   (50,482)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in account payable - related party                   5,300             6,000       11,300
          Change in accounts payable                                  3,472             2,250        5,722
          Capital contribution - expenses                            10,800             9,000       19,800
                                                                 ----------          --------  -----------

               Net Cash Used in Operations                             (755)          (12,905)     (13,660)
                                                                 ----------          --------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --           --
                                                                 ----------          --------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from issuance of common stock                         --            13,590       13,590
                                                                 ----------          --------  -----------

     Net Increase in Cash                                               (755)             685          (70)

     Cash at Beginning of Period                                         685               --           --
                                                                 ----------          --------  -----------

     Cash at end of period                                       $      (70)            $ 685  $       (70)
                                                                 ===========            =====  ============

SCHEDULE OF NONCASH OPERATING
      ACTIVITIES

Capital contributions - expenses                                                     $ 19,800
                                                                                     ========

   The accompanying notes are an integral part of these financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value. On June 8, 2000 the Company completed a forward stock split of 2.5 shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

The Company was organized for the purpose of acquiring and exploring mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached th development stage and is considered to be in the exploration stage (see note 3).

Since its inception the Company has completed Regulation D offerings of 11,025,400 shares of its capital stock for cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2000, the Company had a net operating loss carry forward of $50,482. The tax benefit of $15,145 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES - CONTINUED

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

Financial Instruments

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. MINERAL CLAIMS

The Company has acquired one 18 unit metric mineral claim known as the Zeb Au Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

The claims may be retained by the Company by completion of yearly assessment work of $1,800Cn or by a payment of $1,800Cn. The assessment due in February 2001 was not made and the claims were lost.

4. RELATED PARTY TRANSACTIONS

Related parties have acquired 27% of the common stock issued.

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

ANDERSEN ANDERSEN & STRONG, L.C.                                     941 East 3300 South, Suite 220
--------------------------------
Certified Public Accountants and Business Consultants Board             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA
                                                                             Telephone 801-486-0096
                                                                                   Fax 801-486-0098

Board of Directors
The Zeballos Mining Company

                                                                  March 15, 2001

We have been engaged to audit the financial statements of the above Company for the year ended December 31, 2000. We are required to be independent according to the standards ("Standards") established by the American Institute of Certified Public Accounts and within the meaning of the Securities Act ("Act") administered by the Securities and Exchange Commission.

With regards to independence, we hereby report that there are no relationships between our firm and any of our related entries and the above Company and its related entities that in our professional judgment may reasonably be thought to bear on independence. We, therefore, confirm that we are independent of the company within the meaning of Acts and Standards.

                                                      Sincerely

                                                      /s/ Rex Andersen