Form 10QSB
period 2001-03-31
ZEBALLOS MINING CO
filed 2001-06-13
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                               -----------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

Commission File number                      0-26709
                       ----------------------------------------------

                           THE ZEBALLOS MINING COMPANY
         ------------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                        98-0201259
------------------------------------            ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

Suite 707 - 595 Hornby Street
Vancouver, BC, Canada                                       V6C 2E8
--------------------------------------------     ---------------------------
(Address of principal executive offices)                   (Zip Code)

                                  604-646-5626
         ---------------------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                    Class                      Outstanding as of March 31, 2001
     -----------------------------------       ---------------------------------
        Common Stock, $0.001 per share                    27,688,500

                                      INDEX

                                                                                                Page
PART 1.                                                                                        Number
                                                                                               ------

         ITEM 1.  Financial Statements........................................................   3

                  Balance Sheet as at March 31, 2001 and December 31, 2000....................   4

                  Statement of Operations
                    For the three months ended March 31, 2001
                        and 2000 and for the period from March 4, 1999 (Date of
                        Incorporation) to March 31, 2001.....................................    5

                  Statement of Cash Flows
                    For the three months ended March 31, 2001 and 2000
                        and for the period from March 4, 1999 (Date of
                        Incorporation) to March 31, 2001.....................................    6

                  Notes to the Financial Statements..........................................    7

         ITEM 2.  Plan of Operations.........................................................   10


PART 11           Signatures.................................................................   11


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at March 31, 2001 and December 31, 2000 and the statement of operations and statement of cash flow for the three months ended March 31, 2001 and 2000 and for the period from March 4, 1999 (date of incorporation) to March 31, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                                                       2001                  2000
                                                                                                     --------              --------
ASSETS

CURRENT ASSETS

        CASH                                                                                         $     84              $     --
                                                                                                     --------              --------
                    TOTAL CURRENT ASSETS                                                                   84                    --
                                                                                                     --------              --------

OTHER ASSETS

        MINERAL CLAIMS - NOTE 3
                                                                                                           --                    --
                                                                                                     --------              --------

                                                                                                     $     84              $     --
                                                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         ACCOUNT PAYABLE - RELATED PARTIES                                                           $ 14,317              $ 11,300
         ACCOUNTS PAYABLE                                                                               6,051                 5,792
                                                                                                     --------              --------
                    TOTAL CURRENT LIABILITIES                                                          20,368                17,092
                                                                                                     --------              --------

STOCKHOLDERS' EQUITY

         COMMON STOCK
                     200,000,000 SHARES AUTHORIZED, AT $0.001
                     PAR VALUE, 27,688,500 SHARES ISSUED AND
                     OUTSTANDING                                                                       27,689                27,689

         CAPITAL IN EXCESS OF PAR VALUE                                                                 8,401                 5,701

         DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                             (56,374)              (50,482)
                                                                                                     --------              --------
                     TOTAL STOCKHOLDERS' DEFICIENCY                                                   (20,284)              (17,092)
                                                                                                     --------              --------

                                                                                                     $     84              $     --
                                                                                                     ========              ========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000,
                        AND FOR THE PERIOD MARCH 4, 1999
                      (DATE OF INCEPTION) TO MARCH 31, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                     THREE MONTHS            THREE MONTHS
                                                                        ENDED                    ENDED                FROM INCEPTION
                                                                       MARCH 31,                MARCH 31,               TO MARCH 31,
                                                                         2001                     2000                     2001
                                                                     ------------             ------------             ------------
REVENUES                                                             $         --             $         --             $         --
                                                                     ------------             ------------             ------------

EXPENSES

ACCOUNTING AND AUDIT                                                        1,150                      200             $     10,625
BANK CHARGES                                                                   50                       61                      397
CONSULTING                                                                     --                       --                    3,950
EDGAR FILING FEES                                                             425                      391                    2,993
GEOLOGY REPORT                                                                 --                       --                    1,200
INCORPORATION COSTS WRITTEN OFF                                                --                       --                      670
LEGAL                                                                          --                       --                    2,500
MANAGEMENT FEES                                                             1,500                    1,500                   12,500
OFFICE                                                                        312                      215                    2,230
RENT                                                                          900                      900                    7,500
STAKING FEES                                                                   --                       --                    3,194
TELEPHONE                                                                     300                      300                    2,500
TRANSFER AGENT                                                              1,255                    1,239                    6,115
                                                                     ------------             ------------             ------------

NET LOSS                                                             $     (5,892)            $     (4,806)            $    (56,374)
                                                                     ============             ============             ============


NET LOSS PER
COMMON SHARE
BASIC                                                                $         --             $         --
                                                                     ============             ============

AVERAGE OUTSTANDING
SHARES
BASIC                                                                  27,688,500               27,688,500
                                                                     ============             ============



                   The accompanying notes are an integral part
                     of these unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 AND FOR THE PERIOD FROM MARCH 4, 1999 (DATE OF
                          INCEPTION) TO MARCH 31, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                             FOR THE THREE        FOR THE THREE       FROM INCEPTION
                                                                              MONTHS ENDED         MONTHS ENDED             TO
                                                                             MARCH 31, 2001       MARCH 31, 2000      MARCH 31, 2001
                                                                             --------------       --------------      --------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

     Net loss                                                                   $ (5,892)            $ (4,806)           $(56,374)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable - related
             parties                                                               3,017                1,600              14,317
          Change in accounts payable                                                 259                 (170)              6,051
          Capital contributions - expenses                                         2,700                2,700              22,500
                                                                                --------             --------            --------

             Net Cash Increase (Decrease) from
                     Operations                                                       84                 (676)            (13,506)
                                                                                --------             --------            --------


CASH FLOWS FROM INVESTING
   ACTIVITIES                                                                         --                   --                  --
                                                                                --------             --------            --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

          Proceeds from issuance of common stock                                      --                   --              13,590
                                                                                --------             --------            --------

     Net Increase (Decrease) in Cash                                                  84                 (676)                 84

     Cash at Beginning of Period                                                      --                  685                  --
                                                                                --------             --------            --------

     CASH AT END OF PERIOD                                                      $     84             $      9                  84
                                                                                ========             ========            ========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses                                                            $ 22,500
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

                                 MARCH 31, 2001

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

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired but these claims were allowed to expire on March 1, 2001. Therefore Company no longer any interest in the mineral rights of its claims (see Note 3).

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

         Income Taxes
         ------------

         On March 31, 2001 the Company had a net operating loss carry forward of $56,374. The tax benefit of $16,912 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on March 31, 2001.

         Recent Accounting Pronouncements
         --------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, and accounts payable are considered by management to be their estimated fair values.

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

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)


3.       MINERAL CLAIM

         The Company acquired one 18 unit metric mineral claim known as the Zeb Au Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

         On March 1, 2001, the Company allowed its mineral claim to lapse without either doing assessment work thereon or paying cash-in-lieu of assessment work to maintain the claims in good standing with the Ministry of Mines of British Columbia. The Company does not have any interest in the Zeb Au mineral claims and has no interest in any other mineral claims..

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

--------------------------------------------------------------------------------

                            ITEM 2. PLAN OF OPERATION

--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

The Company has limited cash on hand as at March 31, 2001 and therefore it is unlikely that it can acquire another project for the Company until funds are raised. Current funds on hand are not sufficient to pay the outstanding accounts payable and therefore the directors and officers have had to advanced funds in order to settle certain accounts.

The mineral property was allowed to lapse on March 1, 2001 thereby eliminating the only asset the Company had. Management has not yet considered another project for the Company although thoughts have been given to considering non-mineral type projects. As at the balance sheet date no project has been identified.

Results of Operations
---------------------

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE ZEBALLOS MINING COMPANY



              June 12, 2001                    /s/ "Christopher A. Paterson"
                                           -------------------------------------
                                                    Christopher A. Paterson
                                                     President and Director