Form 10QSB
period 2001-06-30
ZEBALLOS MINING CO
filed 2001-07-23
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDED FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
     ACT OF 1934

For the quarterly period ended              June 30, 2001
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File number                      0-26709
                       ---------------------------------------------------------


                           THE ZEBALLOS MINING COMPANY
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                   98-0201259
------------------------------------             ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

205 - 3615 West 17th Avenue
Vancouver, BC, Canada                                        V6S 1A3
------------------------------------              ---------------------------
(Address of principal executive offices)                    (Zip Code)

                                  604-224-5674
     ----------------------------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                              Outstanding as of June 30, 2001
     ----------------------------              --------------------------------
     Common Stock, $0.001 per share                       27,688,500

                                      INDEX



                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements........................................................          3

                           Balance Sheet as at June 30, 2001 and December 31, 2000............          4

                           Statement of Operations
                             For the six months ended June 30, 2001 and 2000
                                    and for the period from March 4, 1999 (Date
                                    of Incorporation) to June 30, 2001........................          5

                           Statement of Cash Flows
                               For the six months ended June 30, 2001 and 2000
                                    and for the period from March 4, 1999 (Date of
                                    Incorporation) to June 30, 2001.............................        6

                           Notes to the Financial Statements....................................        7

         ITEM 2.  Plan of Operations............................................................       10


PART 11           Signatures....................................................................       11


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at June 30, 2001 and December 31, 2000 and the statement of operations and statement of cash flow for the six months ended June 30, 2001 and 2000 and for the period from March 4, 1999 (date of incorporation) to June 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                                              JUNE 30                    DEC. 31
                                                                               2001                       2000
                                                                               ----                       ----
ASSETS

CURRENT ASSETS

        Cash                                                                  $    235                  $     --
                                                                               -------                   -------
                    Total Current Assets
                                                                                   235                        --
                                                                               -------                   -------


                                                                              $    235                  $     --
                                                                               =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Account payable - related parties                                    $     --                  $ 11,300
         Accounts payable                                                       23,498                     5,792
                                                                                ------                   -------
                    Total Current Liabilities                                   23.498                    17,092
                                                                                ------                   -------
STOCKHOLDERS' EQUITY

         Common stock
                     200,000,000 shares authorized, at $0.001
                     par value, 27,688,500 shares issued and
                     outstanding                                                27,689                    27,689

         Capital in excess of par value                                         11,101                     5,701


         Deficit accumulated during the exploration stage                      (62,053)                  (50,482)
                                                                               -------                   -------

                     Total Stockholders' Deficiency                            (23,263)                  (17,092)
                                                                               -------                   -------

                                                                              $    235                 $      --
                                                                               =======                   =======



                   The accompanying notes are an integral part of these unaudited financial statements

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000,
                        AND FOR THE PERIOD MARCH 4, 1999
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                   SIX MONTHS            SIX MONTHS
                                                     ENDED                  ENDED               FROM INCEPTION
                                                    JUNE 30,              JUNE 30,               TO JUNE 30,
                                                      2001                  2000                     2001
                                                      ----                  ----                     ----
REVENUES                                       $          --         $          --             $         --
                                                   ----------            ---------              -----------

EXPENSES

Accounting and audit                                   2,525                 1,775             $     12,000
Bank charges                                              77                    91                      424
Consulting                                                --                    --                    3,950
Edgar filing fees                                        825                   391                    3,393
Geology report                                            --                    --                    1,200
Incorporation costs written off                           --                    --                      670
Legal                                                     --                    --                    2,500
Management fees                                        3,000                 3,000                   14,000
Office                                                 1,151                   342                    3,069
Rent                                                   1,800                 1,800                    8,400
Staking fees                                              --                    --                    3,194
Telephone                                                600                   600                    2,800
Transfer agent                                         1,593                 2,282                    6,453
                                                    --------                ------                ---------

NET LOSS                                       $     (11,571)        $     (10,281)            $    (62,053)
                                                    ========               =======                =========


NET LOSS PER
COMMON SHARE
Basic                                          $          --         $         --
                                                   ---------               -------
AVERAGE OUTSTANDING
SHARES
Basic                                             27,688,500            27,688,500
                                                  ==========            ==========


            The accompanying notes are an integral part of these unaudited financial statements.

                                       5

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

     FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
               MARCH 4, 1999 (DATE OF INCEPTION) TO JUNE 30, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                             FOR THE SIX          FOR THE SIX          FROM INCEPTION
                                                             MONTHS ENDED         MONTHS ENDED              TO
                                                             JUNE 30, 2001        JUNE 30, 2000        JUNE 30, 2001
                                                             -------------        -------------        -------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                           $   (11,571)         $    (10,281)       $     (62,053)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Change in accounts payable - related
                  Parties                                        (11,300)                3,600                   --
               Change in accounts payable                         17,776                   819               23,568
               Capital contributions - expenses                    5,400                 5,400               25,200
                                                                 -------              --------               ------

                    Net Cash from Operations                         305                  (462)             (13,285)
                                                                 -------              --------               ------

     CASH FLOWS FROM INVESTING
     ACTIVITIES                                                       --                    --                   --
                                                                 -------              --------               ------
     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common stock                 --                    --               13,590
                                                                 -------              --------               ------

          Net Increase (Decrease) in Cash                            305                  (462)                 305


          Cash at Beginning of Period                                (70)                  685                  (70)
                                                                 -------              --------              -------
          CASH AT END OF PERIOD                              $       235       $           223            $     235
                                                                 =======              ========              =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses                                              $25,200
                                                                                      ========

                        The accompanying notes are an integral part of these unaudited financial statements.

                          THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired but these claims were allowed to expire on March 1, 2001. Therefore the Company no longer has any interest in the mineral rights to its claims (see Note 3).

         Since its inception the Company has completed Regulation D offerings of 27,688,500 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On June 30, 2001 the Company had a net operating loss carry forward of $62,053. The tax benefit of $18,616 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001

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

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 2001.

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

                                  JUNE 30, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)

3.       MINERAL CLAIM

         The Company acquired one 18 unit metric mineral claim known as the Zeb Au Claim located in the Zeballos mining camp near the town of Zeballos about 300 kilometres northwest of Victoria, British Columbia.

         In March 2001, the Company allowed its mineral claim to lapse without either doing assessment work thereon or paying cash-in-lieu of assessment work to maintain the claims in good standing with the Ministry of Mines of British Columbia. The Company does not have any interest in the Zeb Au mineral claims at the date of this report.


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

--------------------------------------------------------------------------------
                            ITEM 2. PLAN OF OPERATION
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

At the present time the Company has not identified any other mineral properties of merit. Management is considering other projects unrelated to the mining industry but has not decided as yet as to what project would be best suited to the Company.

The Company does not have funds on hand sufficient to pay the debts of the Company and, therefore, to remain a going concern it must obtain some form of funding. This area is under consideration by management but no decision has yet been made.

Results of Operations
---------------------

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE ZEBALLOS MINING COMPANY



Date:    July 20, 2001                         /s/ "Christopher Paterson"
                                              ----------------------------------
                                                    Christopher Paterson