Form 10QSB
period 2001-09-30
ZEBALLOS MINING CO
filed 2001-11-14
CIK 1082673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDED FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File number                      0-26709
                       ---------------------------------------------------------

                           THE ZEBALLOS MINING COMPANY
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                      98-0201259
------------------------------------                  --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

205 - 3615 West 17th Avenue
Vancouver, BC, Canada                                           V6S 1A3
------------------------------------                  --------------------------
(Address of principal executive offices)                       (Zip Code)

                                  604-224-5674
            ---------------------------------------------------------
               Registrant's telephone number, including area code

            ---------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                         Outstanding as of September 30, 2001
-----------------------------------         ------------------------------------
Common Stock, $0.001 per share                       27,688,500

                                      INDEX


PART 1.                                                                    Page
                                                                          Number
                                                                          ------
      ITEM 1.    Financial Statements.....................................     3

                 Balance Sheet as at September 30, 2001
                      and December 31, 2000...............................     4

                 Statement of Operations
                   For the nine months ended September 30, 2001
                       and 2000 and for the period from March 4,
                       1999 (Date of Inception) to September 30, 2001.....     5

                 Statement of Cash Flows
                   For the nine months ended September 30, 2001
                       and 2000 and for the period from March 4,
                       1999 (Date of Inception) to September 30, 2001.....     6

                 Notes to the Financial Statements........................     7

      ITEM 2.    Plan of Operations.......................................    10

PART 11.                Signatures........................................    13

                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of The Zeballos Mining Company (an exploration stage company) at September 30, 2001 and December 31, 2000 and the statement of operations and statement of cash flow for the nine months ended September 30, 2001 and 2000 and for the period from March 4, 1999 (date of incorporation) to September 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                                                           SEPT. 30            DEC. 31
                                                                             2001               2000
                                                                             ----               ----

ASSETS

CURRENT ASSETS
        CASH                                                           $     916              $     -
                                                                           -----                -----
                    TOTAL CURRENT ASSETS                                     916                    -
                                                                           -----                -----
                                                                       $     916                    -
                                                                           =====                =====

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Account payable - related parties                             $  18,200              $11,300
         Accounts payable                                                  8,317                5,792
                                                                          ------               ------
                    Total Current Liabilities                             26,517               17,092
                                                                          ------               ------

STOCKHOLDERS' EQUITY

         Common Stock
                     200,000,000 shares authorized, at $0.001
                     Par value, 27,688,500 shares issued and
                     outstanding                                          27,689               27,689

         Capital in excess of par value                                   13,801                5,701

         Deficit accumulated during the exploration stage                (67,091)             (50,482)
                                                                        --------              --------
                     Total Stockholders' Deficiency                      (25,601)             (17,092)
                                                                        --------              --------
                                                                       $     916              $     -
                                                                       =========              ========


                 The accompanying notes are an integral part of
                      these unaudited financial statements

                           THE ZEBALLOS MINING COMPANY
                           (EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000,
                        AND FOR THE PERIOD MARCH 4, 1999
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                  NINE MONTHS            NINE MONTHS
                                                     ENDED                  ENDED               FROM INCEPTION
                                                 SEPTEMBER 30,          SEPTEMBER 30,            TO SEPT. 30,
                                                      2001                  2000                     2001
                                                      ----                  ----                     ----

REVENUES                                         $         -           $           -       $              -
                                                  ----------               ---------            -----------

EXPENSES

Accounting and audit                                   3,775                    2,725          $     13,250
Bank charges                                              96                      125                   443
Consulting                                                 -                        -                 3,950
Edgar filing fees                                      1,225                      782                 3,793
Geology report                                             -                        -                 1,200
Incorporation costs written off                            -                        -                   670
Legal                                                      -                        -                 2,500
Management fees                                        4,500                    4,500                15,500
Office                                                 1,151                      852                 3,069
Rent                                                   2,700                    2,700                 9,300
Staking fees                                               -                        -                 3,194
Telephone                                                900                      900                 3,100
Transfer agent                                         2,262                    2,321                 7,122
                                                     -------                   ------             ---------

NET LOSS                                       $     (16,609)             $   (14,905)          $   (67,091)
                                                   =========                 ========              ========


NET LOSS PER
COMMON SHARE
Basic                                          $           -               $       -
                                                   =========                 ========


AVERAGE OUTSTANDING
SHARES
Basic                                             27,688,500               27,688,500
                                                  ==========               ==========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                           (Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                   2000 AND FOR THE PERIOD FROM MARCH 4, 1999
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                      (Unaudited - Prepared by Management)



                                                                   FOR THE NINE         FOR THE NINE         FROM INCEPTION
                                                                   MONTHS ENDED         MONTHS ENDED               TO
                                                                  SEPT. 30, 2001       SEPT. 30, 2000       SEPT. 30, 2001
                                                                  --------------       --------------       --------------

     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                    $ (16,609)         $    (14,905)       $     (67,091)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Change in accounts payable - related
                  Parties                                                 6,900                 4,800               18,200
               Change in accounts payable                                 2,525                 1,818                8,317
               Capital contributions - expenses                           8,100                 8,100               27,900
                                                                      ---------          ------------          -----------
                    Net Cash from Operations                                916                  (187)             (12,674)
                                                                      ----------         ------------          ------------
     CASH FLOWS FROM INVESTING
          ACTIVITIES                                                           -                    -                     -
                                                                      ----------         ------------          ------------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common stock                          -                    -               13,590
                                                                      ----------         ------------          -----------

          Net Increase (Decrease) in Cash                                    916                 (187)                 916

          Cash at Beginning of Period                                          -                  685                    -
                                                                      ----------         ------------          -----------
          CASH AT END OF PERIOD                                        $     916         $        498           $      916
                                                                      ===========        ============          ===========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contributions - expenses                                                $     27,900
                                                                                         ============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

         Income Taxes

         On September 30, 2001 the Company had a net operating loss carry forward of $67,091. The tax benefit of $20,127 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

         Earnings (Loss) Per Share

         Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                           THE ZEBALLOS MINING COMPANY
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                               SEPTEMBER 30, 2001

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

         Comprehensive Income

         The Company adopted Statement of Financial Accounting Standard No. 130. The adoption of this standard had no impact on the totaL stockholder's equity on September 30, 2001.

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

                               SEPTEMBER 30, 2001

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

5.       ACQUISITION AGREEMENT

         Pursuant to an Acquisition Agreement dated August 21, 2001, between the Company and Y3K, Inc., a Washington corporation, the Company has agreed to acquire all the issued and outstanding shares of Y3K, Inc. in exchange for 13,100,000 shares of restricted stock of the Company in exchange for all the issued and outstanding shares of Y3K, Inc. The issued and outstanding shares of Y3K, Inc. comprises 14,326,830 shares of common stock and 5,291,582 shares of preferred stock. This share exchange will result in Y3K, Inc. becoming a wholly owned subsidiary of the Company. Effective November 1, 2001, the Company changed its name to "Y3K Secure Enterprise Software, Inc."

6.       GOING CONCERN

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

--------------------------------------------------------------------------------
                            ITEM 2. PLAN OF OPERATION
--------------------------------------------------------------------------------

Management's Discussion

Pursuant to an Acquisition Agreement dated as of August 21, 2001, between the Company and Y3K, Inc., a Washington corporation ("Y3K"), the Company has agreed to acquire all of the issued and outstanding shares of Y3K from the owners of all the outstanding shares of common stock of Y3K in exchange for 13,100,000 shares of restricted common stock of the Company. By virtue of the Agreement, Y3K will become a wholly-owned subsidiary of the Company. On November 1, 2001, the Company changed its name to Y3K Secure Enterprise Software, Inc.

The Agreement was adopted by the unanimous consent of the board of directors of both the Company and Y3K. Completion of the acquisition was subject to Y3K obtaining the consent of its shareholders to the transaction, which consent has been obtained.

Prior to the Agreement, Y3K had 14,326,830 shares of common stock and 5,291,582 shares of preferred stock outstanding which shares will be exchanged for 13,100,000 shares of restricted common stock of the Company. Upon closing of the Agreement, the Company will acquire 100% of the issued and outstanding common stock of Y3K.

The Agreement provides that Christopher Paterson, the sole director and officer of the Company shall continue to act in the same capacities until closing. At closing, the Agreement provides that James Stephens, Stanley Stone and Shannon Smith will be appointed as directors of the Company.

As of August 31, 2001, the Company has 27,688,500 shares of common stock issued and outstanding. Pursuant to the Agreement, the Company will issue an additional 13,100,000 shares of restricted common stock to the shareholders of Y3K. At closing, a total of 12,625,000 issued shares of restricted stock in the capital of the Company registered in the names of E. Del Thachuk and James Bruce will be cancelled by consent.

Of the 13,100,000 shares to be issued to the Y3K shareholders, James Stephens will receive 834,724 shares and Stanley Stone will receive 1,335,559 shares. Another shareholder of Y3K, Mr. Jeff Haberman, will receive 2,003,339 shares.

Pursuant to the Agreement, the Company will acquire 100% of the issued and outstanding shares of common stock of Y3K from all of its shareholders for 13,100,000 shares of $0.001 par value common stock of the Company. In evaluating the acquisition, the Company used criteria such as the value of Y3K's business relationships, goodwill, the Company's ability to compete in the mineral exploration industry, the Company's current and anticipated business operations. No material relationship exists between the selling shareholders of Y3K or any of its affiliates, any director or officer, or any associate of any such director or officer of Y3K and the Company. The consideration exchanged pursuant to the Agreement was negotiated between Y3K and the Company in an arm's-length transaction. The consideration that the Company has agreed to pay to the shareholders of Y3K was derived from the Company's treasury stock. The parties determined the amount of consideration by negotiation without a specific method for the valuation being used.

--------------------------------------------------------------------------------
                      ITEM 2. PLAN OF OPERATION - CONTINUED
--------------------------------------------------------------------------------

Y3K was organized as a Washington corporation on April 28, 1999. Y3K is a technology company involved in producing, marketing and licensing enterprise communications and commerce software to telecommunications companies, banks and governmental agencies.

Y3K owns a 100% interest in FusionPak(TM), a suite of wireless enterprise business software designed for the telecommunications, banking and government sectors.

FusionPak 3.0 is composed of integrated software modules that allow for instant communication, content management, electronic commerce and collaboration. The software allows Internet and traditional businesses to keep track of large amounts of data which a user may input from time to time using a personal computer. In addition, FusionPak software allows Internet businesses to update information contained on their websites by inputting information into fields contained in the software. For example, an Internet company with a website catalogue of its products may use FusionPak software to quickly update prices or change product descriptions by simply typing the proposed text modifications. When saved by the user, these modifications are automatically made to the business's website.

Based on Macromedia's widely supported ColdFusion(TM) platform, FusionPak can run on all major operating systems including Windows NT, UNIX, LINUX and Sun Solaris. FusionPak also supports leading industry-standard database servers such as Microsoft SQL Server, Informix and Oracle.

One of the advantages of the FusionPak software is that it allows customers to update old databases they may have which were created in older computer languages. FusionPak software translates and updates such information and then allows the user to modify or add to this data.

FusionPak also allows businesses to quickly create and customize their own websites for showcasing their products and services. An integral element of FusionPak is the ability to easily administer the system with little technical experience.

The FusionPak Enterprise Business Suite includes the following:

INSTANT COMMUNICATION SYSTEM(TM) (ICS) MODULE

The Instant Communication System enables companies and their customers to communicate through an Internet based real-time instant messaging system. Multiple users may simultaneously communicate by typing messages to each other via their personal computers. All such messages are displayed on each participant's computer monitor so that they may read these messages and respond. As well, users may save transcripts of these communications to any desired Word document. Unlike other real-time instant messaging systems in existence, which are conducted over the Internet and are vulnerable to computer hackers, Y3K's ICS module is secure. Communications using the ICS occur behind Y3K's firewall, a system designed to prevent unauthorized access to or from a private computer network. Thus, users are afforded the same security as people involved in a telephone conversation. ICS also delivers simplified document transfer and delivery and web page content to a recipient's computer.

FUSIONPAK INTEGRATION SUITE

The FusionPak Integration Suite, consisting of the CommerceManager module, the MarketPortal module and the AffiliateTracker module, allows businesses to establish websites where they can sell their

--------------------------------------------------------------------------------
                      ITEM 2. PLAN OF OPERATION - CONTINUED
--------------------------------------------------------------------------------


products and services using credit card processing technology. The software also allows web developers and graphic designers to rapidly construct highly secure and commerce websites. The FusionPak Integration Suite has a number of pre-developed professionally designed templates for customers to choose from to design a website or to match an existing one. If a company has created its own graphics and wishes to incorporate FusionPak's transaction engine and management features into its website, it may do so as well.

More than just a development tool, FusionPak enables the non-technical business manager to manage products, product descriptions, images, inventory, pricing and shipping through a hosted easy-to-use web-based administration system. FusionPak lets non-programmers delete or add new products to its website through a web-based store administration tool.

FusionPak software also allows a business to track sales information and credits or commissions payable to affiliate companies. It also manages online shopping catalogs with personalized frequent shopper accounts.

Liquidity and Capital Resources

For the nine months ended September 30, 2001 the Company incurred losses of $16,609 and accumulated losses since inception of $67,091. The Company has $916 in cash in the bank as at September 30, 2001 and outstanding liabilities of $26,517 of which $18,200 are owed to related parties. With the acquisition of Y3K, the Company hopes to raises funding in the near future to settle its outstanding debts and give itself working capital. Management has not identified any sources of funds at this time nor the method to be used to obtain working capital.

Results of Operations

To date the Company has had no operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE ZEBALLOS MINING COMPANY



Date:    November 14, 2001                   /s/ "Christopher Paterson"
                                            ------------------------------------
                                                   Christopher Paterson