Form 10KSB
period 2001-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2002-04-16
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                           ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001
                                           -----------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

   For the transition period from _________________ to __________________

                       Commission file number: 0-26709
                                               -------


                     Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     ------------------------------------
           (Exact name of Registrant as specified in its charter)



          Nevada                                        98-0201259
          ------                                ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              108 West Stewart Avenue, Puyallup, Washington, 98371
              ----------------------------------------------------
                    (Address of principal executive offices)

                                (253) 284-2935
                                --------------
              Registrant's telephone number, including area code

       Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                      Name of each exchange on which
     to be so registered                      each class is to be registered

          None                                             None

Securities to be registered pursuant to Section 12(g) of the Act:

                                     None
                                     ----
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                              -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 --------


State issuer's revenues for its most recent fiscal year:      Nil
                                                        ----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As at December 31, 2001, the aggregate market value of the voting stock held by
-------------------------------------------------------------------------------
our non-affiliates was undeterminable and is considered to be approximately
---------------------------------------------------------------------------
$19,633,495 based on the closing price for our shares of common stock at
------------------------------------------------------------------------
December 31, 2001.
------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                       28,913,500 shares of common stock
                       ---------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS                                               4

ITEM 2:  DESCRIPTION OF PROPERTY                                               7

ITEM 3:  LEGAL PROCEEDINGS                                                     7

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   7

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              8

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             8

ITEM 7:  FINANCIAL STATEMENTS                                                 10

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                                19

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS         19

ITEM 10: EXECUTIVE COMPENSATION                                               21

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       21

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       22

ITEM 13: EXHIBITS AND REPORTS                                                 22

                                   PART I

                      ITEM 1: DESCRIPTION OF BUSINESS

Business Development

We were organized as a Nevada corporation on March 4, 1999. Our executive offices are located at 108 West Stewart Avenue, Puyallup, Washington, 98371. Our telephone number is 253-284-2935.

Business of the Company

During the fiscal year ended December 31, 2001, we abandoned our business plan to conduct exploration on the Zeb Au mineral claims due to our inability to raise significant financing. Accordingly, we decided to investigate opportunities in other business sectors. This resulted in our acquisition of a 100% interest in Y3K, Inc., the owner of FusionPak , a suite of enterprise business software designed for the telecommunications, banking and government sectors. We completed this acquisition on March 22, 2002.

Market
------

From a global perspective, Internet commerce and communication has only just begun. According to International Data Corporation, the Internet commerce industry is expected to grow from $200 billion in 2000 to $2.5 trillion in 2004. One-fifth of this $2.5 trillion will be conducted over wireless phones and handheld devices.

International Data Corporation also predicts that the e-business application market will grow into a $13.2 billion market by 2003, and the corporate instant messaging market will grow from 5.5 million users worldwide in 2000 to 180 million in 2004. According to ZDNet, 36% of Fortune 1000 companies are already using instant messaging.

Products
--------

FusionPak 3.0 - Enterprise Business Suite
-----------------------------------------

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

Based on Macromedia's widely supported ColdFusion platform, FusionPak can run on all major operating systems including Windows NT, UNIX, LINUX and Sun Solaris. FusionPak also supports leading industry-standard database servers such as Microsoft SQL Server, Informix and Oracle.

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

The FusionPak Enterprise Business Suite includes the following:

Instant Communication System (ICS) module
-----------------------------------------

The Instant Communication System enables companies and their customers to communicate through an Internet based real-time instant messaging system. Multiple users may simultaneously communicate by typing messages to each other via their personal computers. All such messages are displayed on each participant's computer monitor so that they may read these messages and respond. As well, users may save transcripts of these communications to any desired Word document. Unlike other real-time instant messaging systems in existence, which are conducted over the Internet and are vulnerable to computer hackers, our ICS module is secure. Communications using the ICS occur behind our firewall, a system designed to prevent unauthorized access to or from a private computer network. Thus, users are afforded the same security as people involved in a telephone conversation. ICS also delivers simplified document transfer and delivery and web page content to a recipient's computer.

FusionPak Integration Suite
---------------------------

The FusionPak Integration Suite, consisting of the CommerceManager module, the MarketPortal module and the AffiliateTracker module, allows businesses to establish websites where they can sell their products and services using credit card processing technology. The software also allows web developers and graphic designers to rapidly construct highly secure and commerce websites. The FusionPak Integration Suite has a number of pre-developed professionally designed templates for customers to choose from to design a website or to match an existing one. If a company has created its own graphics and wishes to incorporate FusionPak's transaction engine and management features into its website, it may do so as well.

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

Our primary revenue model consists of a global value added reseller network where our products are distributed as packages with telecommunication and financial services. We currently license FusionPak at 3 different levels:

   * Master Reseller Licenses - $150,000 per module / $495,000 for the entire software package
   * Enterprise Server Licenses - $85,000 per module / $255,000 for the entire software package
   - Use Licenses - $10,000 per store, portal or affiliate network; $60.00 per user per year

Employees
---------

We currently have no employees. King Cole, our president and James Stephens, our secretary, provide their services on a full-time basis. Our other directors and officers provide their services to us on a part-time basis. We have no agreement with our directors and officers regarding compensation for their services. We do not pay our directors any compensation for each director serving as a director.

Government Regulation
---------------------

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, which could have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

   *   Sales and other taxes;
   *   User privacy;
   *   Pricing controls;
   *   Characteristics and quality of products and services;
   *   Consumer protection;
   *   Cross-border commerce;
   *   Libel and defamation;
   *   Copyright, trademark and patent infringement; and
   *   Other claims based on the nature and content of Internet materials.

These new laws may impact our ability to market our products and services offered on our web site in accordance with our business plans.

We may have to qualify to do business in other jurisdictions. If we make sales of our products or services, we anticipate that sales and our customers will be in multiple states and foreign countries. As our customers may reside in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE.

Although we were founded in 1999, we restructured our business plan in 2001, changing our focus from mineral property exploration to computer software development and marketing. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To date, we have not been profitable.

We have incurred losses in its business operations since inception, and we expect that we will continue to lose money for the foreseeable future despite our new business focus. We intend to devote substantial resources to the further development of our business plan. As a result, we will need to generate significant revenues to achieve and maintain profitability. Our business strategy may not be successful, and we cannot predict when, or if, it will become profitable. If we achieve profitability, we may not be able to sustain it.

WE MAY NOT HAVE SUFFICIENT FINANCIAL RESOURCES TO SUCCESSFULLY COMPETE IN THE COMPUTER SOFTWARE INDUSTRY.

The computer software industry is intensively competitive. Through our acquisition of Y3K, we compete with many companies that have an operating history, and greater financial resources, management experience and market share. There can be no assurance that we will be able to compete or capture adequate market share. We will not be profitable if we cannot compete successfully with other businesses.

THE COMPUTER SOFTWARE BUSINESS IS HIGHLY TECHNICAL AND OUR FAILURE TO OFFER NEW PRODUCTS TO THE MARKET MAY HARM OUR BUSINESS.

We will operate in a highly technical industry, which is characterized by frequent introductions of new products and services into the market. Our success will depend, in part, on our ability to offer new software products and to provide necessary support to customers.

WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL.

We currently have negligible unallocated working capital. In order for our business plan to succeed, we must raise additional financing through the sale of its equity. There is no assurance that we will be able to raise equity capital in an amount which is sufficient to continue operations. We do not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of our common stock on terms that have not yet been established.

WE MAY ENCOUNTER RISKS ASSOCIATED WITH RAPID GROWTH.

We anticipate a period of rapid growth, which may place strains upon our management and operational resources. Our ability to manage growth effectively will require us to integrate successfully Y3K, Inc.'s business and administrative operations into one dynamic management structure.

IT IS UNLIKELY THAT WE WILL PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

No dividends on our common stock has been declared or paid to date. We do not presently intend to pay dividends on shares for the foreseeable future, but intend to retain all earnings, if any, for use in our business. There can be no assurance that dividends will ever be paid on our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

                       ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 108 West Stewart Avenue, Puyallup, Washington, 98371. We lease this office space for $800 per month.

                          ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

            ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 9, 2001, in accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing approved resolutions that our name be changed from "Zeballos Mining Company" to "Y3K Secure Enterprise Software, Inc." and that our articles of incorporation be amended accordingly.

                                    PART II

       ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock trade have traded on the NASD OTC Bulletin Board since May 19, 2000. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

   Period                                    High          Low
   ------                                    ----          ---

   May 19, 2000 to June 30, 2000             $1.25        $0.625
   July 1, 2000 to September 30, 2000        $1.063       $0.563
   October 1, 2000 to December 31, 2000      $1.031       $0.625
   January 1, 2001 to March 31, 2001         $0.563       $0.13
   April 1, 2001 to June 30, 2001            $0.20        $0.07
   July 1, 2001 to September 30, 2001        $0.85        $0.40
   October 1, 2001 to December 31, 2001      $0.84        $0.25
   January 1, 2002 to March 31, 2002         $0.47        $0.06

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 63 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

   1. we would not be able to pay our debts as they become due in the usual course of business; or

   2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

        ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the fiscal year ended December 31, 2001, we attempted to raise the necessary funds to conduct our business plan, namely exploring our Zeb Au property located near Zeballos, British Columbia on the west coast of Vancouver Island. Because we were unsuccessful in securing the required financing, we abandoned our business plan in early 2001 and began investigating potential acquisition opportunities. This led to our announcement on August 21, 2001 that we had entered into an agreement to acquire all of the issued and outstanding securities of Y3K, Inc. This acquisition was completed on March 22, 2002.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

   * We plan to undertake an advertising and marketing campaign upon raising adequate funding. We anticipate that the cost of these marketing expenses will be approximately $550,000.

   * We plan to purchase and lease additional equipment for our business at an approximate cost of $100,000.

   * We anticipate our monthly operating costs will be approximately $175,000 per month.

If we do not raise additional funds by selling our shares or if we are unable to generate sufficient revenue our business will fail.

With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president and vice-president.

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of the our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business.

Results of Operations

In the fiscal year ended December 31, 2001, we allowed our interest in the Zeb Au mineral claims to lapse without either conducting the required assessment work or paying cash in lieu. On August 21, 2001, we entered into an agreement to acquire a 100% interest in Y3K, Inc., a private Washington State corporation that owns FusionPak , a suite of enterprise business software designed for the telecommunications, banking and government sectors. However, we did not complete this acquisition until March 22, 2002. Accordingly, our financial statements that form part of this registration statement, and the following discussion of our financial results for 2001, do not include financial data for Y3K, Inc.

In the fiscal year ended December 31, 2001, we incurred a net loss of $16,571. This loss consisted of management fees totalling $4,500, accounting and audit fees of $3,775, rent of $2,700, transfer agent fees of $2,395, Edgar filing fees of $1,203, office expenses of $1,152, telephone costs of $900 and bank charges of $126.

As compared with our fiscal year ended December 31, 2000, management fees, rent and office costs decreased in the current year due to our lack of operations. Accounting fees increased from $2,725 to $3,775 in 2001. Overall our net loss in 2001 decreased to $16,751 from $20,327 in 2000.

Since incorporation, we have funded our operations through private equity financings. As at December 31, 2001, our assets were recorded at $45 consisting entirely of cash. Our liabilities totaled $25,788, consisting of a $17,000 loan from a director of Y3K, Inc., a $1,200 loan from Y3K, Inc., accounts payable totalling $6,688 and a loan payable of $900.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified in this prospectus.

                        ITEM 7: FINANCIAL STATEMENTS


                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                       (An Exploration Stage Company)


                           FINANCIAL STATEMENTS
                           --------------------


                       DECEMBER 31, 2001 AND 2000
                       --------------------------

                             AUDITORS' REPORT




To the Shareholders
Y3K Secure Enterprise Software, Inc.
(Formerly The Zeballos Mining Company)
(An Exploration Stage Company)

We have audited the balance sheet of Y3K Secure Enterprise Software, Inc. (formerly The Zeballos Mining Company) (an exploration stage company) as at December 31, 2001 and the statements of operations and deficit, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the exploration stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(c). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 2000, and for the year then ended, and for the period from inception, March 4, 1999, to December 31, 2000, were audited by other auditors who expressed an opinion without reservation on those financial statements in their report dated March 15, 2001.




Vancouver, B.C.
                                                           /s/ Morgan & Company
April 12, 2002                                            Chartered Accountants

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

BALANCE SHEET
-------------


--------------------------------------------------------------------------------
                                                              DECEMBER 31
                                                           2001        2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                 $       45   $     -
================================================================================

LIABILITIES

Current
   Accounts payable                                     $    6,688   $    5,792
   Payable to related party                                 18,200       11,300
   Loans payable                                               900         -
                                                        -----------------------
                                                            25,788       17,092
                                                        -----------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     200,000,000 common shares, par value $0.001 per share

   Issued and outstanding:
     27,688,500 common shares at December 31, 2001 and
     27,688,500 common shares at December 31, 2000          27,689       27,689

   Additional paid-in capital                               13,801        5,701

Deficit                                                    (67,233)     (50,482)
                                                        -----------------------
                                                           (25,743)     (17,092)
                                                        -----------------------
                                                        $       45   $     -
================================================================================

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
-----------------------------------

----------------------------------------------------------------------------------------------------------
                                                                                              INCEPTION
                                                                                               MARCH 4
                                                                       YEAR ENDED              1999 TO
                                                                       DECEMBER 31           DECEMBER 31
                                                                    2001          2000          2001
----------------------------------------------------------------------------------------------------------
Expenses
   Accounting and audit                                          $     3,775   $     2,725   $    13,250
   Bank charges                                                          126           125           473
   Consulting                                                           -             -            3,950
   Edgar filing fees                                                   1,203           782         3,771
   Geology report                                                       -             -            1,200
   Incorporation costs written off                                      -             -              670
   Legal                                                                -             -            2,500
   Management fees                                                     4,500         6,000        15,500
   Office                                                              1,152         3,574         3,070
   Rent                                                                2,700         3,600         9,300
   Staking fees                                                         -             -            3,194
   Telephone                                                             900         1,200         3,100
   Transfer agent                                                      2,395         2,321         7,255
                                                                 ---------------------------------------
Net Loss For The Year                                                 16,751        20,327   $    67,233
                                                                                             ===========
Deficit, Beginning Of Year                                            50,482        30,155
                                                                 -------------------------
Deficit, End Of Year                                             $    67,233   $    50,482
==========================================================================================

Net Loss Per Share                                               $      0.01   $      0.01
==========================================================================================

Weighted Average Number Of Common Shares Outstanding              27,688,500    27,688,500
==========================================================================================

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

STATEMENT OF CASH FLOWS
-----------------------

----------------------------------------------------------------------------------------------------------
                                                                                              INCEPTION
                                                                                               MARCH 4
                                                                       YEAR ENDED              1999 TO
                                                                       DECEMBER 31           DECEMBER 31
                                                                    2001          2000          2001
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the year                                         $   (16,751)  $   (20,327)  $   (67,233)

Adjustments To Reconcile Net Loss To Net Cash By
  Operating Activities
   Accounts payable                                                      896         3,542         6,688
   Payable to related party                                            6,900         5,300        18,200
   Capital contribution - expenses                                     8,100        10,800        27,900
                                                                 ---------------------------------------
                                                                        (855)         (685)      (14,445)
                                                                 ---------------------------------------

Cash Flows From Financing Activities
   Loans payable                                                         900          -              900
   Common stock issued                                                  -             -           13,590
                                                                 ---------------------------------------
                                                                         900          -           14,490
                                                                 ---------------------------------------

Increase (Decrease) In Cash                                               45          (685)           45

Cash, Beginning Of Year                                                 -              685          -
                                                                 ---------------------------------------

Cash, End Of Year                                                $        45   $      -      $        45
========================================================================================================

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY
---------------------------------

DECEMBER 31, 2001
-----------------

                                                                                           DEFICIT
                                                            COMMON STOCK                  ACCUMULATED
                                            -----------------------------------------
                                                NUMBER                    ADDITIONAL      DURING THE
                                                  OF                        PAID-IN      DEVELOPMENT
                                                SHARES        AMOUNT        CAPITAL          STAGE         TOTAL
                                            ------------------------------------------------------------------------
Balance, March 4, 1999
(date of inception)                               -       $      -      $      -      $      -      $      -

Issuance of common stock
for cash at $0.0004
- March 14, 1999                            12,625,000         12,625        (7,575)         -            5,050

Issuance of common stock
for cash at $0.0004
- March 16, 1999                            15,000,000         15,000        (9,000)         -            6,000

Issuance of common stock
for cash at $0.04
- March 27, 1999                                63,500             64         2,476          -            2,540

Capital contributions
- expenses - related parties                      -              -            9,000          -            9,000

Net operating loss for the
period from March 4, 1999
to December 31, 1999                              -              -             -          (30,155)      (30,155)
                                            -------------------------------------------------------------------

Balance, December 31, 1999                  27,688,500         27,689        (5,099)      (30,155)       (7,565)

Capital contributions
- expenses - related parties                      -              -           10,800          -           10,800

Net operating loss for the
year ended December 31, 2000                      -              -             -          (20,327)      (20,327)
                                            -------------------------------------------------------------------

Balance, December 31, 2000                  27,688,500         27,689         5,701       (50,482)      (17,092)

Capital contributions
- expenses - related parties                      -              -            8,100          -            8,100

Net operating loss for the
year ended December 31, 2001                      -              -             -          (16,751)      (16,751)
                                            -------------------------------------------------------------------

Balance, December 31, 2001                  27,688,500    $    27,689   $    13,801   $   (67,233)  $   (25,743)
                                            ===================================================================

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

DECEMBER 31, 2001 AND 2000



1.   NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated under the laws of the State of Nevada on March 4, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value. On June 8, 2000, the Company completed a forward stock split of 2.5 shares for each outstanding share. This report has been prepared showing after stock split losses from inception.

     b)   Exploration Stage Activities

          The Company was organized for the purpose of acquiring and exploring mineral properties. During the year ended December 31, 2001, the Company allowed its mineral claims to expire and, as at December 31, 2001, does not have an interest in any mineral claims.

     c)   Going Concern

          Since inception, the Company has suffered recurring losses, net cash outflows from operations and, at December 31, 2001, has a working capital deficiency of $25,743. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will continue to be available to meet anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.   SIGNIFICANT ACCOUNTING POLICIES

     a)   Accounting Methods

          The Company recognizes income and expenses based on the accrual method of accounting.

     b)   Dividend Policy

          The Company has not yet adopted a policy regarding payment of dividends.

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

DECEMBER 31, 2001 AND 2000



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)   Income Taxes

          On December 31, 2001, the Company had a net operating loss carry forward of $67,233. The tax benefit of $15,145 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2022.

     d)   Earnings (Loss) Per Share

          Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

     e)   Environmental Requirements

          At the report date, environmental requirements related to the mineral claims acquired are unknown and, therefore, an estimate of any future cost cannot be made.

     f)   Amortization of Capitalized Mineral Claims Costs

          Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a commercially minable ore reserve ready for production are capitalized and amortized over the life of the mineral deposit, or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

     g)   Financial Instruments

          The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

     h)   Use of Estimates

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

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (Formerly The Zeballos Mining Company)
                          (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
-----------------------------

DECEMBER 31, 2001 AND 2000



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Comprehensive Income

          The Company adopted Statement of Financial Accounting Standards No.
          130. The adoption of this standard had no impact on the total stockholder's equity.

     j)   Recent Accounting Pronouncements

          The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.


3.   ACQUISITION AGREEMENT

     Pursuant to an acquisition agreement, dated August 21, 2001, with the shareholders of Y3K, Inc., a Washington corporation, the Company has agreed to acquire all the issued and outstanding shares of Y3K, Inc. in exchange for 13,100,000 shares of restricted stock. This share exchange will result in Y3K, Inc. becoming a wholly-owned subsidiary of the Company.


4.   NAME CHANGE

     Effective November 1, 2001, the Company changed its name to "Y3K Secure Enterprise Software, Inc."

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name               Age     Position with Registrant     Served as a Director or
                                                              Officer Since

King Cole           50     president                    March 22, 2002
James Stephens      37     secretary and director       March 22, 2002
Leon M. Caldwell    53     treasurer                    March 22, 2002
Shannon Smith       31     director                     March 22, 2002
Stanley Stone       69     director                     March 22, 2002

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

KING COLE, our President, age 50, joined Y3K in March 2000 and is responsible for overseeing all day-to-day operations, administration and human resources. Mr. Cole has earned a Bachelor of Arts degree in biological science from Gonzaga University and an M.B.S. from Washington State University. For over the past three years, Mr. Cole has owned his own business consulting firm specializing in business management. His clients have included Jillian's, a national entertainment and hospitality chain, and the City of Tacoma, Washington. Mr. Cole has managed large staffs and has held the position of general manager with several large businesses including Seattle's Schwartz Brothers restaurants.

JAMES STEPHENS, our secretary and a director, 37, a co-founder of Y3K, is responsible for Y3K's management and support of all account executives and value added resellers, sales and sales assistance and new product development. Prior to his involvement with Y3K, Mr. Stephens was employed as a digital controls specialist for The Boeing Company for 16 years. His duties included customer support, engineering, installation, maintenance and troubleshooting. Mr. Stephens majored in Industrial Systems Engineering at the Universal Technical Institute in Phoenix, Arizona.

LEON M. CALDWELL, our treasurer, 53, has extensive experience as a financial executive beginning at Arthur Anderson & Co. Subsequently, he served as:
Assistant to the Treasurer at Daylin Inc.; Chief Financial Officer for Southern California Consultants, Inc.; and Vice-President and Chief Financial Officer for Peck/Jones Construction Corp., a general contractor. In addition, Mr. Caldwell has worked independently as a financial consultant providing income tax and financial statement preparation expertise to public and private companies. Mr. Caldwell has received his Bachelor degree in Business Adminstration from the University of California at Long Beach.

SHANNON JAMES SMITH, director, age 31, has acted as the chairman of the board of directors of Y3K since July 2001. He is responsible for Y3K's overall business strategy, short and long term financial goals, corporate alliances and partnerships and talent recruitment. From 1996 until he accepted a position with Y3K, Mr. Smith founded, developed and acted as chief executive officer of Market Matrix, Inc., a private company involved in the development and marketing of software which permits Internet servers to store customer data and perform secure transactions. Mr. Smith currently serves as the chairman of the Seattle ColdFusion User Group, which he founded in 1998.

Mr. Smith earned a Masters in Business Administration in innovation, strategy and information technology from the Theseus Institute in France in 1995 and completed his bachelor of arts in business administration with a concentration in information systems and international business from the University of Washington in 1994.

STANLEY STONE, a director, age 69, is a co-founder and director of Y3K. Mr. Stone, who previously acted as chief executive officer and chairman of the board of directors of Y3K, is responsible for managing all legal aspects of Y3K. Mr. Stone graduated from the University of Washington law school in 1962. He has served as the deputy prosecutor for King County, municipal court judge for the cities of Renton and Enumclaw, Washington, commissioner for the King County Superior Court in Seattle and as a judge pro tem. Mr. Stone has a private law practice limited to real estate, corporate law, water utilities and municipal corporations. He is a member of the Washington State Bar and has been authorized to practice before the United States Supreme Court.

Mr. Stone has served as co-founder, president and a director of PYR Systems, Inc., a private fiber optic company. He has also acted a president and chairman of the board of directors of Environmetrics Corporation, a private company involved in waste management.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

                       ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until December 31, 2001.

                                        Annual Compensation                   Long Term Compensation
                                        -------------------                   ----------------------
                                                           Other Annual    Restricted Stock  Options/     LTIP         All Other
Name          Title       Year         Salary      Bonus   Compensation    Awards            SARs (#)     payouts ($)  Compensation
----          -----       ----         ------      -----   ------------    ------            -------      -----------  ------------
King Cole     President   2001          $0         0           0            0                  0              0            0
                          2000          $0         0           0            0                  0              0            0
                          1999          $0         0           0            0                  0              0            0

James         Secretary   2001          $0         0           0            0                  0              0            0
Stephens      and         2000          $0         0           0            0                  0              0            0
              Director    1999          $0         0           0            0                  0              0            0

Leon          Treasurer   2001          $0         0           0            0                  0              0            0
Caldwell                  2000          $0         0           0            0                  0              0            0
                          1999          $0         0           0            0                  0              0            0

Section 16 of the Exchange Act requires that our directors, officers and persons who own more than 10% of the Company's common stock file initial reports of ownership and reports of changes in ownership with the U. S. Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by
U. S. Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based on our discussions with certain reporting persons, the we are advised that during its fiscal year ended December 31, 2001, Mr. Chris Paterson complied with all Form 3, 4 or 5 filings as required.

Incentive Stock Options

There are no stock options to purchase our securities outstanding.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at April 15, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 108 West Stewart Avenue, Puyallup, Washington, 98371. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                    Name and Address        Amount and Nature         Percent
Title of Class     of Beneficial Owner     of Beneficial Owner       of Class
--------------     -------------------     -------------------       --------

Common             Stanley Stone              1,449,275               5.0%

Common             James Stephens               905,797               3.1%

Common             King Cole                    380,435               1.3%

Common             Shannon Smith                   None               0.0%

Common             Leon M. Caldwell                None               0.0%

                   DIRECTORS AND              2,735,507               9.5%
                   OFFICERS AS A
                   GROUP
--------------------------------------------------------------------------------
The percent of class is based on 28,913,500 shares of common stock issued and outstanding as of April 15, 2002.

          ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

We have an agreement with Stanley Stone, one of our directors, whereby his law firm, of which he is principal, provides legal services to us from time to time at a standard hourly rate.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

                             ITEM 13: EXHIBITS AND REPORTS

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------

3.1*           Articles of Incorporation
3.2*           By-Laws

* incorporated by reference from our Form 10SB12G that was originally filed with the commission on July 15, 1999.

                                    SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Y3K Secure Enterprise Software, Inc.


By   /s/ King Cole
   ----------------------
     King Cole
     President
     Date: April 15, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ James Stephens
   ----------------------
     James Stephens
     Secretary & Director
     Date: April 15, 2002

By   /s/ Shannon Smith
   ----------------------
     Shannon Smith
     Director
     Date: April 15, 2002

By   /s/ Stanley Stone
   ----------------------
     Stanley Stone
     Director
     Date: April 15, 2002

By   /s/ Leon Caldwell
   ----------------------
     Leon Caldwell
     Treasurer
     Date: April 15, 2002