Form 10QSB
period 2002-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2002-05-29
CIK 1082673

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to

                     Commission File Number     0-26709



                   Y3K SECURE ENTERPRISE SOFTWARE, INC.
   -----------------------------------------------------------------
   (Exact name of small Business Issuer as specified in its charter)


           Nevada                                         98-0201259
---------------------------------             ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

           108 West Stewart Avenue, Puyallup, Washington, 98371
           ----------------------------------------------------
                  (Address of principal executive offices)

                                   253-284-2935
                                 -----------------
                   Issuer's telephone number, including area code

                                        N/A
            ------------------------------------------------------------
              (Former name, former address and former fiscal year, if
               changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,788,500 shares of $0.001 par value common stock outstanding as of May 28, 2002.

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                MARCH 31, 2002

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEET


-----------------------------------------------------------------------------
                                               MARCH 31        DECEMBER 31
                                                 2002             2001
-----------------------------------------------------------------------------
ASSETS

Current
 Cash                                           $   52,051        $   13,915
Deposits                                            50,000            25,000
Capital Assets                                      10,688            11,871
                                                  ---------------------------
                                                $  112,739        $   50,786
=============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities      $  573,570        $  529,600
  Payable to related parties                       221,600           112,500
  Loan payable                                     147,137           147,137
                                                 ----------------------------
                                                   942,307           789,237
                                                 ----------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  200,000,000 common shares, par value
  $0.001 per share

 Issued and outstanding:
   40,788,500 common shares at March 31,2002 and
   27,688,500 common shares at December 31,2001     40,788            27,689

 Additional paid-in capital                      2,195,742         2,208,841

Deficit                                         (3,066,098)       (2,974,981)
                                                -----------------------------
                                                  (829,568)         (738,451)
                                                -----------------------------
                                                $  112,739        $   50,786
=============================================================================

                            Y3K SECURE ENTERPRISE SOFTWARE, INC.
                                (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

-----------------------------------------------------------------------------
                                     THREE MONTHS ENDED         INCEPTION TO
                                          MARCH 3                 MARCH 31
                                    2002          2001              2002
-----------------------------------------------------------------------------

Revenues                        $   2,575     $      -          $   129,301

Expenses                           65,376       97,201           (2,898,576)
                                ---------------------------------------------
Operating Loss                    (62,801)     (97,201)          (2,769,275)

Other Income (Expense)                  2        2,586             (271,080)
                                ---------------------------------------------
Net Loss For The Period         $ (62,799)    $(94,615)         $(3,040,355)
=============================================================================

Net Loss Per Share              $   (0.01)    $  (0.01)
=======================================================

Weighted Average Number Of
 Common Shares Outstanding     28,913,500   27,688,500
=======================================================


                             Y3K SECURE ENTERPRISE SOFTWARE, INC.
                                (An Development Stage Company)

                             CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED       INCEPTION TO
                                                    MARCH 31             MARCH 31
                                              2002          2001          2002
------------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss                                  $ (62,799)    $ (94,615)    $ (3,040,355)

Adjustments To Reconcile Net Loss To Net
 Cash By Operating Activities
   Depreciation and amortization                1,184           625           32,824
   Write off leasehold improvements                 -             -           14,881
   Write off notes receivable                       -             -           48,000
   Write off investment                             -             -           25,000
   Loss from default under equipment leases         -             -          142,955
   Stock issued for other than cash                 -             -          118,127

   Change in assets and liabilities
     Deposits                                 (25,000)            -          (50,000)
     Accounts payable and accrued liabilities  60,494        72,440          566,882
                                              ---------------------------------------
                                              (26,121)      (21,550)      (2,141,686)
                                              ---------------------------------------

Cash Flows From Investing Activities
  Net asset deficiency of subsidiary company
  Acquired                                    (25,743)            -          (25,743)
  Purchase of equipment and property                -             -         (151,470)
  Advances on notes receivable                      -             -          (40,000)
  Investment in Humanicom, Inc.                     -             -          (25,000)
                                              ---------------------------------------
                                              (25,743)            -         (242,213)
                                              ---------------------------------------

Cash Flows From Financing Activities
  Loan payable                                      -             -          147,137
  Principal payments on capital lease
  obligations                                       -             -          (20,970)
  Payable to related parties                   90,000             -          202,500
  Share capital                                     -             -        2,107,283
                                              ---------------------------------------
                                               90,000             -        2,435,950
                                              ---------------------------------------

Net Increase (Decrease) In Cash And Cash
 Equivalents                                   38,136       (21,550)          52,051

Cash And Cash Equivalents, Beginning Of
 Period                                        13,915       127,649                -
                                               --------------------------------------
Cash And Cash Equivalents, End Of Period    $  52,051     $ 106,099     $     52,051
=====================================================================================

                             Y3K SECURE ENTERPRISE SOFTWARE, INC.
                                 (A Development Stage Company)

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       MARCH 31, 2002



1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


2.  ACQUISITION OF SUBSIDIARY

Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired
100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. Since the transaction resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002.

Y3K Secure Enterprise Software, Inc. had a net asset deficiency at the acquisition date, therefore, the 13,100,000 shares issued on acquisition were issued at fair value of $Nil with the net asset deficiency of $25,743 charged to deficit. Y3K Incorporated is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

The acquisition is summarized as follows:

Current Liabilities
    Accounts payable         $ 25,743
                             --------

Net Asset Deficiency         $(25,743)
                             --------

Item 2. Management's Discussion and Analysis

During the three-month period ended March 31, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak(tm), a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Plan of Operation

Our plan of operation for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

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

Results of Operations

During the three-month period ended March 31, 2002, we completed our acquisition of Y3K, Inc. Accordingly, our financial statements are now prepared on a consolidated basis and include the operations of Y3K, Inc.

In the three-month period ended March 31, 2002, we incurred a net loss of $62,799. This loss consisted of business operation and administrative expenses. During the period, we realized revenue of $2,575.

Since incorporation, we have funded our operations through private loans and equity financings. As at March 31, 2002, our assets were recorded at $112,739 consisting of cash ($52,051), deposits ($50,000) and capital assets. Our liabilities totaled $942,307, consisting of a $573,570 in accounts payable and accrued liabilities, $221,600 in related party payables and a loan payable of $147,137.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

   The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

   During the quarter, the Company issued 13,100,000 shares of its common stock to the shareholders of Y3K, Inc. as consideration for all of the issued and outstanding shares of Y3K, Inc. These shares were issued pursuant to
   Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Report on Form 8-K

   Index to Exhibits

   2.1 Acquisition Agreement dated as of August 21, 2001, between Y3K Secure Enterprise Software, Inc. and Y3K, Inc.*

   * previously provided as an exhibit to our Form 8-K filed on September 5, 2001.

   We filed the following reports on Form 8-K during the three-month period ended March 31, 2002:

    a) Amended current report on Form 8-K filed March 22, 2002 regarding our acquisition of Y3K, Inc. This filing included the audited financial statements of Y3K, Inc. and pro-forma consolidated financial statements.

    b) Current report and amended current report on Form 8-K filed April 15, 2002 and April 22, 2002 respectively regarding our change of auditor from Andersen, Andersen & Strong, L.C. to Morgan & Company, Chartered Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Y3K SECURE ENTERPRISE SOFTWARE, INC.

                            /s/ King Cole
                    ------------------------------
                         King Cole, President