Form 10KSB
period 2002-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2002-10-15
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-KSB

                              ANNUAL REPORT PURSUANT TO
                              SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended June 30, 2002

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the transition period from            to
                                             -----------   -----------

                           Commission file number: 0-26709
                                                   -------

                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
                         ------------------------------------
               (Exact name of Registrant as specified in its charter)



            Nevada                                   98-0201259
            ------                     ------------------------------------
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

                          Yes X                No
                             ----                ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


                                --------


State issuer's revenues for its most recent fiscal year:    Nil
                                                        -----------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by our non-affiliates was undeterminable and is considered to be approximately $2,185,085 based on the closing price for our shares of common stock at September 10, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          42,518,500 shares of common stock
                          ---------------------------------

                                  TABLE OF CONTENTS
                                  -----------------

                                                                     Page

ITEM 1:  DESCRIPTION OF BUSINESS...........................................4
ITEM 2:  DESCRIPTION OF PROPERTY..........................................11
ITEM 3:  LEGAL PROCEEDINGS................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........12
ITEM 7:  FINANCIAL STATEMENTS.............................................14
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES..............................................
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......
ITEM 10:  EXECUTIVE COMPENSATION............................................
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEN.....
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................
ITEM 13:  EXHIBITS AND REPORTS..............................................

                                     PART I

                       ITEM 1:  DESCRIPTION OF BUSINESS

Business Development

We were organized as a Nevada corporation on March 4, 1999. Our executive offices are located at 108 West Stewart Avenue, Puyallup, Washington, 98371. Our telephone number is 253-284-2935.

Business of the Company

During the fiscal year ended June 30, 2002, we abandoned our business plan to conduct exploration on the Zeb Au mineral claims due to our inability to raise significant financing. Accordingly, we decided to investigate opportunities in other business sectors. This resulted in our acquisition of a 100% interest in Y3K, Inc., a Washington state company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors. We completed this acquisition on March 22,2002.

Market
------

From a global e-Commerce perspective, according to TechStrategy?, from an article by Matthew R. Sanders dated April 18, 2000, revenues from both "business to business" and "business to consumer" operations will reach $6.8 trillion in 2004.

International Data Corporation also predicts that the e-business application sector will grow into a $13.2 billion market by 2003, and the corporate instant messaging market will grow from 5.5 million users worldwide in 2000 to 180 million in 2004. According to ZDNet, 36% of Fortune 1000 companies are already using instant messaging.

Products
--------

FusionPak 3.0 - Enterprise Business Suite
-----------------------------------------

FusionPak 3.0 is composed of integrated software modules that allow for instant communication, content management, electronic commerce and collaboration.
The software allows Internet and traditional businesses to communicate and to keep track of large amounts of data that a user may input from time to time using a personal computer. In addition, FusionPak software allows Internet businesses to update information contained on their websites by inputting information into fields contained in the software. For example, an Internet company with a website catalogue of its products may use FusionPak software to quickly update prices or change product descriptions by simply typing the proposed text modifications. When saved by the user, these modifications are automatically made to the business's website.

Based on Macromedia's widely supported ColdFusion(tm) platform, FusionPak can run on all major operating systems including Windows NT, UNIX, LINUX and Sun Solaris. FusionPak also supports leading industry-standard database servers such as Microsoft SQL Server, Informix and Oracle.

One of the advantages of FusionPak software is that it allows customers to update old databases they may have which were created in older computer languages. FusionPak software translates and updates such information and then allows the user to modify or add to this data.

FusionPak also allows businesses to quickly create and customize their own websites for showcasing their products and services. An integral element of FusionPak is the ability to easily administer the system with little technical experience.
                                        4

The FusionPak Enterprise Business Suite includes the following:

FusionPak Instant Communication System
--------------------------------------

The Y3K Instant Communication System (ICS) is primarily a business communication tool that provides fast, intuitive, secure web-based communications. The system is designed for small businesses to large enterprise, worldwide, web-based communications. It provides completely secure communications within the business enterprise itself, and allows for communication between the business entity and its customers. This business-to customer and/or business-to-business vehicle provides an easy-to-use format for ongoing, frequent communication. The system facilitates real-time, strategic, customer sales follow-up and customer service communications. ICS can navigate multiple firewalls. It also delivers text-based real-time conversation, simplified document transfer and delivery, and web page content automatically to the recipient's computer desktop.

While designed primarily to meet business communication needs and organized in the way real businesses actually work, the ICS system is ideally suited to provide communications in any virtual community setting, from a single business unit, to special industry groups, sales organizations, political organizing groups and campaigns, to schools and universities.

FusionPak MarketPortal
----------------------

MarketPortal is a technology package that allows businesses to quickly create and customize their own products and services for traditional and e-Business applications. An integral element of MarketPortal is the ability for the licensee to easily administer the input and management features of the system, including look and feel.

The broad-based application of MarketPortal makes it a valuable tool for conducting business anywhere in the supply chain, showcasing merchandise for offline and online merchants and manufacturers, or managing many other types of data. Fusion Pak's flexible administration interface and fully threaded database scripting engine allows the administrator total flexibility and control for inputting and managing any type of online or offline catalogue, products, or services.

FusionPak CommerceManager
-------------------------

CommerceManager is a powerful tool-set of Internet and wireless Internet applications that enables web developers and graphic designers to rapidly construct highly secure and scaleable commerce websites. More than just a development tool, CommerceManager enables the non-technical business manager to manage products, product descriptions, images, inventory, pricing, shipping and more through a hosted easy-to-use, web-based administration system.

Designers may use CommerceManager as a toolbox to incorporate Internet commerce features into a website such as automated and fully-customizable storefront setup, product management tools, order management tools, shipping and tracking support powerful reporting, and marketing management tools.

FusionPak Automated Tracking Program
------------------------------------

The software creates an "affiliate network", where the "provider" matches up "merchants" with "affiliates". The affiliates direct business to merchants in return for a commission from resulting sales or leads. Also, the provider typically charges a fee to the merchants for administering this network and/or for providing additional services. The licensed program is designed to track and report activity throughout an affiliate network.

Our primary revenue model consists of a global value added reseller network where our products are distributed as packages with telecommunication and financial services. We currently license FusionPak as follows:

  * Enterprise Server Licenses -Average sale: $85,000 per module / $255,000 for the entire software package
  * Per Use Licenses - $10,000 per store module,
  * Individual ICS  - Average individual sale $2,000

A master resellers license allows a company to resell our products for a commission and also to sign up more resellers underneath them as selling agents.

An enterprise server license allows a company to use the software package they purchase.

All of our products, MarketPortal, CommerceManager, AffiliateTracker, and Y3K ICS, are fully developed, operational and available for purchase.

We have entered into two agreements with Karunga Technologies Corporation ("Karunga"): a Software Development Agreement and a Software License and Joint Marketing Agreement. Karunga is the developer of the Y3K ICS, a high speed, efficient, peer to peer web based communication platform. The agreements confirm a non-exclusive licensing agreement for two years with provisions to structure a merger or acquisition purchase in which the two companies would operate as one, which expires on October 30, 2003. As of October 2002 we are seeking board approval for contracts tendered for 100% ownership of the software plus assumption of a Karunga liability to one of Karunga's shareholders. We expect to have the transaction consummated in the second quarter of the Company's fiscal year.

Y3K, Inc. has entered into two agreements with Market Matrix, Inc., the developer of Commerce Manager: a Strategic Alliance Agreement and a Licensing Agreement. We have rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. Market Matrix is a software development company that has created Internet commerce software. The Agreement calls for the mutual marketing of their Commerce Manager and our Market Portal and the integration of the two products. We have also entered into an Asset Purchase Agreement to acquire Market Matrix, Inc. We expect to have the purchase completed by calendar year-end 2002, which is conditional upon financing becoming available.

Competition
-----------

   MarketPortal -
   ------------

The market for tools with which to manage data is somewhat less defined than the instant messaging market, but no less real. Corporate survival today often depends on having a database infrastructure that effectively allows for optimum use of data. To prosper, e-commerce companies must convert this basic business need into processes that are sufficiently automated to allow maximum efficiency.

Given the high cost of skilled IT workers and cost pressures throughout every industry, tools such as MarketPortal that provide this combination of effectiveness and efficiency are in demand. MarketPortal helps to minimize staffing and maximize systems self-management, and therefore, will prevail in the marketplace.

Some of the key competitive factors for success in this market segment are:

  * Value - Performance capabilities at the right price
  * Ease of integration with existing infrastructure systems
  * Customization through additional modules
  * Ease of use and maintenance
  * Scalability to manage foreseeable growth

Although competition is fierce in virtually every market segment today, MarketPortal fits the needs of a large number of companies who need to upgrade from desktop applications or other smaller programs to a more customizable and scalable system.


Portal Products:
----------------

  1) Oracle 9iAS Portal - $100,000
  2) BowStreet - Business Web Portal Solutions - starts at $300,000
  3) Castell Frameworks(tm)
  4) Gauss - VIP Portal Manager
  5) IBM - WebSphere Portal Server $272,000
  6) BEA - WebLogic Portal

  CommerceManager -
  ---------------

Commerce Servers - Crowded Space:
--------------------------------

Current Analysis estimated that over 100 companies provide commerce servers. However, nearly all of these companies are loyal to a non-ColdFusion(tm) application server. The majority of companies that offer an application server also offer a commerce server. Largely, these companies are attempting to offer application servers, packaged applications, and visual tools. Bundled together, the majority of solutions cost well-over $500,000. These prices are too high for the medium sized businesses. Furthermore, the solutions provided are too labor intensive for any other than Fortune 100 companies to maintain.

  * Blue Martini Customer Interaction System
  * BroadVision Retail Commerce Suite
  * IBM Websphere Commerce Suite
  * iPlanet Commerce Application Suite
  * Microsoft Commerce Server 2000
  * Oracle Procure-to-Pay - $235,000

Y3K ICS -
-------

Competition in the consumer instant messaging market is fierce. Dominated by large players such as Yahoo, AOL, and Microsoft, the consumer market is not our focus. However, the competition in the consumer market clearly demonstrates the acceptance of and need for this type of communication vehicle - for both the consumer market and other markets as well.

We are taking advantage of this market demand by pursuing specific niches that do not lend themselves to today's large consumer-based systems. According to ZDNet on November 29, 2000, "Yahoo is the first of the major consumer IM companies to talk publicly about developing a separate corporate client. Currently, corporate IM use is mainly limited to ad hoc groups of users who have downloaded one of the consumer clients."

Y3K ICS provides specific advantages that these large systems do not, for example, private-labelling or co-branding and enhanced security. This makes marketability of a competitive product such as ICS viable, particularly when the provider is partnered with a significant development team. Market niches that will be the primary focus of our efforts include:

  * Educational institutions, specifically primary and secondary schools.
  * Corporate Intranets that need enhanced security to keep communication within the company's firewalls.
  * Private-labelled Internet applications, such as customer relations interfaces between businesses and their clients, affinity groups such as airline and rental car companies, or catalogue sales operations.
  * Private-labelled IM applications for large, mid and small Internet service providers and search engines. With over 10,000 ISPs and search engines, this market provides an enormous global opportunity.

IM Competition for ICS:
----------------------

  1. Jabber IM
  2. Lotus Sametime
  3. Microsoft Office XP
  4. NetLert IM
  5. 2WAY Interactive Messaging(TM)
  6. Bantu Messenger
  7. Ikimbo Omniprise(TM)

  A. AffiliateTracker -
  -------------------

Affiliate Program Competition for AffiliateTracker:
--------------------------------------------------

  1.     Linkshare
  2.     B Central
  3.     my affiliate program
  4.     AffiliateShop.Com
  5.     The Internet Marketing Center - AssocTrak
  6.     QuickPayPro.com
  7.     ReferralSoftware.com

Employees
---------

We currently have four full-time employees. Our president, Mr. King Cole, and our VP/secretary, James Stephens, provide their services on a full-time basis. We also have a full time office manager and receptionist. Our other directors and officers provide their services to us on a part-time basis.
We entered into employment agreements as of July 1, 2001 with Mr. Cole and Mr.Stephens that provided for monthly remuneration during the year ended
June 30, 2002 at $5,000 per month, to be paid as funds were available. We were only able to pay a portion of those wages pertaining to the current fiscal year ended June 30, 2002, in the amounts of $22,000 each to Mr. Cole and Mr.Stephens. We have expensed the balance of unpaid wages ($38,000 each) and credited additional paid in capital. The agreements provided that no accumulation of unpaid wages would inure for the benefit of these officers. Effective July 1, 2002, each of the above officers agreed to reduce their monthly remuneration to $4,000 per month, with the caveat that any future unpaid wages would accumulate and become a liability until paid. We have no agreement with our directors regarding compensation for their services. Mr.Leon Caldwell is our Treasurer and provides his services on an as needed basis. Mr. Caldwell has no written employment agreement with us. We do not pay our directors any compensation for serving as directors.

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

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE.

Although we were founded in 1999, we restructured our business plan in 2001, changing our focus from mineral property exploration to computer software development and marketing. From our inception on March 4, 1999 to June 30, 2002 we have incurred losses totalling $3,227,255.

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

Our growth will be impeded if it is unable to raise sufficient capital, estimated to be $2,564,000, in order fund our business plan. However, we cannot assure investors that adequate revenues will be generated. In the absence of projected revenues, we may be unable to proceed with our plan of operation. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Independent Auditor's report to our audited financial statements for the period ended June 30,2002 indicates that there is substantial doubt about our ability to continue as a going concern. We will need additional working capital for our business plan to be successful and to service our current debt. If we are not able to continue as a going concern, it is likely that shareholders will lose their investments.

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

YTHK is in the process of executing a plan to overcome the company's financial difficulties.The plan is as follows:

   1. Pursue sales on these levels
         a. In house sales force
         b. Building an outside VAR network
         c. Selling through our channel market partners
   2. Pursue Financing through public sources
   3. Pursue financing through private placement
   4. Pursue technology/integration work contracts

We believe that this plan will help bring in a combination of financing and revenue that will sustain the company and allow it to grow.

THE COMPUTER SOFTWARE BUSINESS IS HIGHLY TECHNICAL AND OUR FAILURE TO OFFER NEW PRODUCTS TO THE MARKET MAY HARM OUR BUSINESS.

We will operate in a highly technical industry, which is characterized by frequent introductions of new products and services into the market. Our success will depend, in part, on our ability to offer new software products and to provide necessary support to customers.

We are currently working on upgrades to our products. In particular, we are developing new protocols to include in the Y3K ICS. We are also working on the complete integration of our products into the newest FusionPak version.
We support our products via telephone and Internet communication. We are actively engaged in negotiations to contract a support call center for extended support hours. We are not at this time developing different and brand new products, as we believe that there is still a lot of potential in further upgrades to our current product line.


WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL.

We currently have negligible unallocated working capital. In order for its business plan to succeed, we must raise additional financing through the sale of our equity. Our current plan of operations calls for expenditures totalling $2,564,000 during the next 12 months in connection with proposed marketing campaigns, the purchase and lease of equipment and administrative costs. While we can maintain our present operations for approximately $750,000 per year, this amount would not permit us to further our potential business growth.

There is no assurance that we will be able to raise equity capital in an amount that is sufficient to continue operations. We do not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of our common stock or preferred stock on terms that have not yet been established.

WE MAY ENCOUNTER RISKS ASSOCIATED WITH RAPID GROWTH.

We may encounter a period of rapid growth as we attempt to expand our business in the United States computer software market and potentially acquire interests in other high-technology companies with compatible products and services. In such circumstances, we would have to address possible strains that an increase in products, staff and operations may place upon our management and operational resources. Our ability to manage growth effectively will require us to successfully integrate our business and administrative operations into one dynamic management structure.

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

                         ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 108 West Stewart Avenue, Puyallup, Washington, 98371. We lease this office space for $850 per month.

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


Period                                    High                Low

July 1, 2000    to September 30, 2000     $1.063              $0.563
October 1, 2000 to December 31, 2000      $1.031              $0.625
January 1, 2001 to March 31, 2001         $0.563              $0.13
April 1, 2001   to June 30, 2001          $0.20               $0.07
July 1, 2001    to September 30, 2001     $0.85               $0.40
October 1, 2001 to December 31, 2001      $0.84               $0.25
January 1, 2002 to March 31, 2002         $0.47               $0.06
April 1, 2002   to June 30, 2002          $0.30               $0.07


The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 207 shareholders of record.

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

      ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the fiscal year ended June 30, 2002, we attempted to raise the necessary funds to conduct our business plan, namely exploring our Zeb Au property located near Zeballos, British Columbia on the west coast of Vancouver Island. Because we were unsuccessful in securing the required financing, we abandoned our business plan and began investigating potential acquisition opportunities. This led to our announcement on August 21, 2001 that we had entered into an agreement to acquire all of the issued and outstanding securities of Y3K, Inc. This acquisition was completed on March 22, 2002.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

  * We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the expenses will be approximately $762,000.

  * We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

  * We anticipate our monthly operating costs will be approximately $146,000 per month.

  * We anticipate accomplishing at least two purchase agreements with technology companies; Market Matrix and Karunga, Inc. We currently are operating under license agreements with these companies and are in the process of negotiating potential acquisitions of their shares or assets. There is no guarantee that we will conclude agreements with Market Matrix or Karunga, Inc.

If we do not raise additional funds by selling our shares or if we are unable to generate sufficient revenue our business will fail.

With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president, vice-president/secretary, office manager and receptionist.

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

Results of Operations

In the fiscal year ended June 30, 2002, we allowed our interest in the Zeb
Au mineral claims to lapse without either conducting the required assessment work or paying cash in lieu. On August 21, 2001, we entered into an agreement to acquire a 100% interest in Y3K, Inc., a private Washington State corporation that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100% of the issued and outstanding shares of Y3K, Inc. by issuing 13,100,000 common shares. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002, and the operations from Y3K, Inc., are included from July 1, 2001 through June 30, 2002.

In the fiscal year ended June 30, 2002 we incurred a net loss of $508,695 as compared to a loss of $1,071,172 for the year ended June 30, 2001. The substantial reduction in the losses between years is a result of us reducing our overhead, development costs and general/administrative cost in order to operate at a bare minimum until revenues are produced. Only minimum necessary obligations, as well as minimal draws, are being paid out as funds are received from equity funds and short terms loans from shareholders.

Since incorporation, we have funded our operations through private equity financings. As at June 30, 2002, our assets were recorded at $20,226 of which $10,772 was cash and $9,504 was the net book value of furniture and fixtures. Our liabilities totaled $788,194, consisting of a bank loan of $155,666 including accrued interest, $121,565 in defaulted equipment lease obligations, $239,475 for prior location office lease obligations, $100,000 as a termination settlement for an ex-employee, and $171,488 in operating liabilities.

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

                         ITEM 7:  FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

None.


                              PART III

   ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name             Age       Position with Registrant    Served as a Director or
                                                        Officer Since

King Cole        50        president                    March 22, 2002
James Stephens   37        VP/secretary and director    March 22, 2002
Leon M.Caldwell  53        treasurer                    March 22, 2002
Shannon Smith    32        director                     March 22, 2002
Stanley Stone    69        director                     March 22, 2002

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

KING COLE, our President, age 50, joined Y3K in March 2000 and is responsible for overseeing all day-to-day operations, administration and human resources. Mr. Cole has earned a Bachelor of Science degree in biological science from Gonzaga University and an Masters of Biological Sciences from Washington State University. Since 1998 Mr. Cole has owned his own business consulting firm specializing in business management. From 1991 to 1998 he was a regional manager for Jillian's, a national entertainment and hospitality chain. In addition, Mr. Cole was a consultant for the City of Tacoma, Washington. Mr.Cole has managed large staffs and has held the position of general manager with several large businesses including Seattle's Schwartz Brothers restaurants.

JAMES STEPHENS, our VP/secretary and a director, 37, a co-founder of Y3K, is responsible for Y3K's management and support of all account executives and value added resellers, sales and sales assistance and new product development. Prior to his involvement with Y3K, Mr. Stephens was employed as a digital controls specialist for The Boeing Company for 16 years. His duties included customer support, engineering, installation, maintenance and troubleshooting. Mr. Stephens majored in Industrial Systems Engineering at the Universal Technical Institute in Phoenix, Arizona.

LEON M. CALDWELL, our treasurer, 53, has extensive experience as a financial executive commencing with Arthur Anderson & Co. from 1970 to 1973, served as the assistant to the Treasurer at Daylin Inc. from 1973 to 1976, acted as a financial consultant from 1977 to 1985, became the Chief Financial Officer for Southern California Consultants, Inc.; from 1985 to 1991, served as Vice-President of Consulting Services, Inc., from 1991 to 1999 and acted as Vice-President and Chief Financial Officer for Peck/Jones Construction Corp., a general contractor, from 1999 to 2002. Mr. Caldwell received his Bachelor degree in Business Administration from the University of California at Long Beach.

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

STANLEY STONE, a director, age 69, is a co-founder and director of Y3K.
Mr. Stone, who previously acted as chief executive officer and chairman of the board of directors of Y3K, is responsible for managing all legal aspects of Y3K. Mr. Stone graduated from the University of Washington law school in 1962. He has served as the deputy prosecutor for King County, municipal court judge for the cities of Renton and Enumclaw, Washington, commissioner for the King County Superior Court in Seattle and as a judge pro tem. Since 1985 Mr. Stone has operated his own private law practice limited to real estate, corporate law, water utilities and municipal corporations. He is a member of the Washington State Bar and has been authorized to practice before the United States Supreme Court.

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

                           ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2002.

                    Annual Compensation                   Long Term Compensation
                    -------------------                   ----------------------

                                                             Restricted                        All Other
                                               Other Annual  Stock       Option/    LTIP       Compensation
Name (1)     Title      Year    Salary  Bonus  Compensation  Awarded     SARs(#)    payouts($) Paid (Draws)
-------      -----      ----    ------  -----  ------------  -------     -------    ---------- ------------

King Cole    President  2002    $0      0       0             0          3,500,000   0          22,000
James        V/P        2002    $0      0       0             0          2,750,000   0          22,000
Stephens     Secretary
             and
             Director
Leon         Treasurer  2002    $0      0       0             0          750,000     0           1,000
Caldwell(2)


(1) Options were granted to these individuals with a vesting period of three years, vesting at the rate of 1/36th per month of continued service to the Company. If terminated, or upon leaving our company, the vesting will cease effective the full month prior to leaving. The option price of these shares is at the initial par value of our common stock. The options were issued as an incentive for these officers to remain with us.

(2) Mr. Caldwell has no direct interest in any common shares under option, however, Equity Holdings and Investments, Ltd, a family limited partnership, has the option to vest in 1,250,000 common shares under the option agreement Mr. Caldwell's wife, as her separate property, has a beneficial 60% interest in the family limited partnership, and the children of Mr. Caldwell and his wife share the remaining 40% interest.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2002 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                               Number            Transactions   Known Failures
                               Of  late          Not Timely     To File a
Name and principal position    Reports           Reported       Required Form
---------------------------    --------          ------------   -------------
King Cole                         1                 1                1
(President and director)
James Stephens                    1                 1	               1
(VP/Secretary and director)
Stanley Stone1                    1                 1                1
(Director)
Shannon James Smith               1                 1                1
(Director)
Leon Caldwell                     1                 1                1
(Treasurer)
-----------------------------------------------------------------------------

Incentive Stock Options

The Company has an incentive stock option plan, which includes substantially all employees. A total of 14,024,489 shares of common stock are subject to the plan. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, however, incentive stock options are generally granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of our company, in which case the term will be for five years from the date of the grant. The exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at September 15, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 108 West Stewart Avenue, Puyallup, Washington, 98371, unless otherwise indicated. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as indicated in related footnotes.


                    Name and Address                  Amount and Nature      Percent
Title of Class      of Beneficial Owner               of Beneficial Owner    of Class
--------------      -------------------               -------------------    --------
Common              James Bruce                            3,821,813           8.99%
                    114-2274 Folkstone Way
                    West Vancouver, BC Canada V7S2X7

Common              E. Del Thachuk                         3,821,813           8.99%
                    34-3387 King George Hwy
                    Surrey, BC Canada V4P1B7

Common              Mr. Jeffrey Haberman (1)               2,640,139           6.21%


Common              Daniel L. Allison                      2,270,000           5.83%
                    17414 38th Avenue CT. E
                    Tacoma, WA 98446

Common              Stanley Stone                          2,000,000           4.70%

Common              James Stephens                         2,777,778           6.53%

Common              King Cole                              2,469,444           5.81%

Common              Shannon Smith                            None              0.00%

Common              Leon M. Caldwell (2)                     866,667           2.04%

DIRECTORS AND OFFICERS AS A GROUP                          9,225,000          21.70%


       (1) Mr. Haberman personally owns 1,354,167 common shares. Timothy Neuman retains the voting rights for the 1,354,167 common shares until 2008. In addition, Mr. Haberman has a vested interest in the JANT family trust which owns 1,645,833 common shares. The JANT family trust also has vested options of 1,111,111 common shares. Of the common shares owned and options vested by the JANT family trust, Mr. Haberman has an additional beneficial ownership of 1,285,973 common shares. Mr. Haberman does not have the right to exercise any of the JANT family trust options without the consent of all the trust's trustees.

      (2) Mr. Caldwell has no direct ownership of common shares, however, his wife and children through a family limited partnership own 750,000 common shares and have vested options for 694,444 common shares. Mr. Caldwell's wife has 100% ownership of the sole general partner of the family limited partnership, as her sole and separate property, and has a beneficial ownership of 866,667 common shares, including vested options. The children of the family limited partnership own 577,777 common shares, including vested options.

The percent of class is based on 42,518,500 shares of common stock issued and outstanding as of September 15, 2002.

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

We have an agreement with Stanley Stone, one of our directors, whereby his law firm, of which he is principal, provides legal services to us from time to time at a standard hourly rate. He has not charged for services during the year.

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


ITEM 13:  EXHIBITS AND REPORTS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

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


Y3K Secure Enterprise Software, Inc.


By  /s/ King Cole
    -------------
    King Cole
    President
    Date: October 11, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ James Stephens
     ------------------
     James Stephens
     VP/Secretary & Director
     Date: October 11, 2002

By   /s/ Shannon Smith
     -----------------
     Shannon Smith
     Director
     Date: October 11, 2002

By   /s/ Stanley Stone
     -----------------
     Stanley Stone
     Director
     Date: October 11, 2002

By   /s/ Leon Caldwell
     -----------------
     Leon Caldwell
     Treasurer
     Date: October 11, 2002

                                 Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, King Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 11, 2002
                             /s/ King Cole
                             -------------------------------------
                             King Cole,
                             President and Chief Executive Officer



                                  Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Caldwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 11, 2002
                                  /s/ Leon Caldwell
                                  --------------------------------------
                                  Leon Caldwell, Chief Financial Officer

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)


                   CONSOLIDATED FINANCIAL STATEMENTS


                        JUNE 30, 2002 AND 2001

                           AUDITORS' REPORT




To the Shareholders and Directors
Y3K Secure Enterprise Software, Inc.
(A Development Stage Company)


We have audited the consolidated balance sheets of Y3K Secure Enterprise Software, Inc. as at June 30, 2002 and 2001, and the consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and 2001, and the results of its operations and cash flows for the years then ended in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                           "Morgan & Company"
September 20, 2002                                     Chartered Accountants

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
                                                                      JUNE 30
                                                             2002                2001
---------------------------------------------------------------------------------------

ASSETS
Current
  Cash                                                $     10,722        $      1,626
                                                       --------------------------------
Property And Equipment
  Computer equipment                                        15,251              15,251
  Office furniture and fixtures                              5,432               5,432
                                                       --------------------------------
                                                            20,683              20,683
  Less:Accumulated depreciation and amortization            11,179               6,441
                                                       --------------------------------
                                                             9,504              14,242
                                                       --------------------------------

                                                      $     20,226        $     15,868
=======================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities            $    510,963        $    279,195
  Loan payable (Note 3)                                    155,666             147,138
  Current portion of capital lease obligations             121,565             121,565
                                                       --------------------------------
                                                           788,194             547,898
                                                       --------------------------------
Commitments And Contingencies (Notes 5, 7, and 10)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
   200,000,000 common shares, par value $0.001 per share
   100,000,000 Series A preferred shares, no par value

  Issued and outstanding
   42,518,500 common shares at June 30, 2002 and
   12,789,792 common shares at June 30, 2001                42,519               1,279
            0 Series A preferred shares at June 30,2002
              and
   5,291,582 Series A preferred shares at June 30, 2001        -             2,116,633

  Additional paid-in capital                             2,492,511             118,618

Deficit Accumulated During The Development Stage        (3,302,998)         (2,768,560)
                                                       --------------------------------
                                                          (767,968)           (532,030)
                                                       --------------------------------
                                                      $     20,226        $     15,868
=======================================================================================


                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                                                      INCEPTION
                                                                                       MARCH 19
                                                 YEARS ENDED                            1999 TO
                                                   JUNE 30                              JUNE 30
                                           2002                 2001                       2002
-----------------------------------------------------------------------------------------------

Revenues                                 $      1,750      $       98,249        $      136,444
                                         ------------------------------------------------------
Expenses
 Consulting services                           34,267             304,879               831,090
 Salaries, wages and benefits                  98,228             223,814               675,344
 Database design                                2,500              16,112               222,138
 Professional fees                             55,925              25,680               209,956
 Technical services                             8,450              45,000               157,972
 Travel and entertainment                      20,489              47,271               162,588
 Rent                                         215,793             152,867               433,362
 Office supplies                                5,198              10,080                58,241
 Computer supplies                                368               2,294                43,994
 Telephone                                      7,417              26,479                64,402
 Transfer agent                                 5,488              -                      5,488
 Professional development                      40,000              -                     69,068
 Advertising and promotion                     -                    1,109                29,738
 Printing and reproduction                     20,853              12,555                52,683
 Miscellaneous                                  1,651               4,646                21,442
 Depreciation and amortization                  4,738              14,845                34,008
 Insurance                                      3,889              24,929                40,416
 Taxes and licenses                               172               6,936                13,620
 Dues,subscriptions and publications           -                    4,681                12,106
 Equipment rental and repair                   -                      387                 3,813
 Postage and delivery                           1,127               1,423                 4,570
 Write off leasehold improvements              -                   14,881                14,881
 Write off notes receivable                    -                   48,000                48,000
 Write off Investment                          -                   25,000                25,000
 Write off deposit                             25,000              -                     25,000
 Loss from default under equipment leases      -                  142,955               142,955
                                         ------------------------------------------------------
                                              551,553           1,156,823             3,401,875
                                         ------------------------------------------------------

Operating Loss                               (549,803)         (1,058,574)           (3,265,431)

Other Income (Expense)
 Interest (expense) recovery                   41,019             (16,061)              (22,797)
 Interest income                                   89               3,463                10,973
                                         ------------------------------------------------------
                                               41,108             (12,598)              (11,824)
                                         ------------------------------------------------------

Net Loss For The Year                    $   (508,695)     $   (1,071,172)       $   (3,277,255)
===============================================================================================

Net Loss Per Share                       $      (0.01)     $        (0.02)
==========================================================================

Weighted Average Number Of Common
 Shares Outstanding                        41,653,500          40,788,500
==========================================================================

                                  F-4

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                                            INCEPTION
                                                                                             MARCH 19
                                                           YEARS ENDED                        1999 TO
                                                             JUNE 30                          JUNE 30
                                                     2002                2001                   2002
-------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net loss                                    $   (508,695)     $   (1,071,172)       $   (3,277,255)

Adjustments To Reconcile Net Income To
 Net Cash From Operating Activities
   Fair value of unpaid compensation                 96,000                   -                96,000
   Depreciation and amortization                      4,738              14,845                34,008
   Write off leasehold improvements                    -                 14,881                14,881
   Write off notes receivable                          -                 48,000                48,000
   Write off investment                                -                 25,000                25,000
   Loss from default under equipment leases            -                142,955               142,955
   Stock issued for other than cash                    -                118,127               118,127

   Change in assets and liabilities:
     Accounts receivable                               -                  4,487                 -
     Prepaid expenses                                  -                 37,793                 -
     Deposits                                          -                  9,824                 -
     Accounts payable and accrued liabilities       206,025             160,389               569,997
                                                  ----------------------------------------------------
                                                   (201,932)           (494,871)           (2,228,287)
                                                  ----------------------------------------------------
Cash Flows From Investing Activities
   Purchase (Redemption) of certificate of deposit     -                 69,410                 -
   Purchase of equipment and property                  -                (22,491)             (151,470)
   Advances on notes receivable                        -                  -                   (40,000)
   Investment in Humanicom, Inc.                       -                  -                   (25,000)
                                                  ----------------------------------------------------
                                                       -                 46,919              (216,470)
                                                  ----------------------------------------------------
Cash Flows From Financing Activities
   Loan payable                                       8,528             147,138               155,666
   Principal payments on capital lease obligations     -                (12,729)              (20,970)
   Issuance of common stock                         202,500                -                  204,150
   Issuance of preferred stock                         -                187,700                 -
                                                  ----------------------------------------------------
                                                    211,028             322,109             2,455,479
                                                  ----------------------------------------------------

Net Increase (Decrease) In Cash And Cash
  Equivalents                                         9,096            (125,843)               10,722

Cash And Cash Equivalents, Beginning Of Year          1,626             127,469                 -
                                                  ----------------------------------------------------
Cash And Cash Equivalents, End Of Year         $     10,722      $        1,626        $       10,722
======================================================================================================


                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                        (A Development Stage Company)

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                              JUNE 30, 2002




                                COMMON STOCK        PREFERRED STOCK                          DEFICIT
                           --------------------------------------------                    ACCUMULATED
                             NUMBER               NUMBER                    ADDITIONAL      DURING THE
                               OF                   OF                       PAID-IN       DEVELOPMENT
                             SHARES     AMOUNT    SHARES        AMOUNT       CAPITAL          STAGE        TOTAL
                           ----------------------------------------------------------------------------------------

Net income                     -      $     -         -        $    -     $      -     $      7,968    $     7,968
                           ----------------------------------------------------------------------------------------
Balance, June 30, 1999         -            -         -             -            -            7,968          7,968

Issue of common stock for
cash                        16,500,000    1,650       -             -            -               -           1,650
Issue of Series A preferred
stock for cash                  -           -     4,822,333     1,928,933        -               -       1,928,933
Net loss                        -           -         -             -            -       (1,705,356)    (1,705,356)
                           ----------------------------------------------------------------------------------------
Balance, June 30, 2000      16,500,000    1,650   4,822,333     1,928,933        -       (1,697,388)       233,195

Common stock cancelled      (6,375,000)    (637)      -             -             637            -           -
Issue of common stock for
services                     2,664,792      266       -             -         117,981            -         118,247
Issue of Series A preferred
stock for cash                  -           -       469,249       187,700        -               -         187,700
Net loss                        -           -         -             -            -       (1,071,172)    (1,071,172)
                           ----------------------------------------------------------------------------------------
Balance, June 30, 2001      12,789,792    1,279   5,291,582     2,116,633     118,618    (2,768,560)      (532,030)

Conversion of Series A
preferred stock              5,291,582      529  (5,291,582)   (2,116,633)  2,116,104            -          -
                           ----------------------------------------------------------------------------------------
                            18,081,374    1,808       -             -       2,234,722    (2,768,560)      (532,030)

Adjustment to number of
 shares issued and outstanding
 as a result of the acquisition
 of Y3K Incorporated
   Y3K Incorporated        (18,081,374)  (1,808)      -             -      (2,234,722)           -      (2,236,530)
   Y3K Secure Enterprise
   Software, Inc.           27,688,500   27,689       -             -       2,208,841            -       2,236,530
Fair value of shares issued
in connection with the
acquisition of Y3K
Incorporated                13,100,000   13,100       -             -         (13,100)           -           -
Net asset deficiency of
legal parent at date of
reverse take-over
transaction                      -          -         -             -            -          (25,743)       (25,743)
Issuance of common stock
for cash                     1,730,000    1,730       -             -         200,770            -         202,500
Fair value of unpaid
compensation                     -          -         -             -          96,000            -          96,000
Net loss                         -          -         -             -            -         (508,695)      (508,695)
                           ----------------------------------------------------------------------------------------
Balance, June 30, 2002      42,518,500  $42,519       -        $    -     $ 2,492,511  $ (3,302,998)   $  (767,968)
                           ========================================================================================


                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001



1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Y3K Secure Enterprise Software Inc. (the "Company") is the producer of "FusionPak", a suite of e-commerce and communication enterprise business software designed for small to medium sized businesses in areas such as telecommunications, banking, and government sectors. By leveraging both Internet and wireless protocols, the Y3k FusionPak empowers a company with a secure "anywhere, anytime" access to its people and information.

Going Concern

The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding and long term financing.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which is three years.
The Company leases equipment that is capitalized. All leases are accounted for in accordance with Financial Accounting Board Statement No. 13 - Accounting for Leases. Amortization expense related to capitalized leases is included with depreciation expense.

Software Development Costs

All software development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of the Company's ability to provide a product that is readily marketable. Amortization of capitalized software development costs are provided on a product-by-product basis using the straight line method over each product's estimated economic life, which ranges from two to five years.

Software development costs also include capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. The Company did not complete the development of the website and the initial implementation costs were expensed in fiscal 2000.

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2002 AND 2001



1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue and the related costs of sales as products are shipped and title is passed to the customer. The Company provides warranty on product sales for a period of one year. This includes updates and entitles the user to replacement software, if needed, at 20% of the original sales price. After one year, customers can opt for an ongoing maintenance program entitling them to any product upgrades at 20% on the current purchase price.

For extended warranty and continued product update services, revenue is recognized over the term of the maintenance agreement. The subscription period can be no less than quarterly. Revenue related to the services is deferred and recognized as the services are performed in accordance with Statement of Position 97-2 - "Software Revenue Recognition" and related interpretations.

Sales are comprised of gross revenues less provisions for estimated customer returns and other sales allowances. Customer returns are only available within 30 days of the sale and only in the event that the software does not perform as described by the Company. Such return policy will require the customer to write to the Company with the specifics of their claim that the software does not deliver as promised. The related reserve for these provisions are included in "Accounts Receivable, net" in the accompanying consolidated statements of operations. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. The Company has not incurred any significant amount of returns or sales allowances in fiscal 2002, 2001 or 2000. All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling are recognized in cost of sales.

Effective October 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 - "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101. There was no effect on the consolidated financial statements related to the adoption of SAB No. 101.

Product Warranty

The Company records product warranty costs in the period in which the work is performed as a cost of sale.

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001



1.OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Tax

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade accounts receivables. The Company provides credit in the normal course of business to individuals and businesses and generally does not require collateral or other security.

Management does not anticipate any material adverse effect on the Company's financial position as a result of these credit risks.

Net Loss Per Share

Basic loss per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted loss per share is calculated in the same manner as basic loss per share amounts, except for the effect of the potentially issuable shares resulting from the exercise of outstanding stock options. However, diluted loss per share is the same as basic loss per share as the inclusion of the potentially issuable shares is anti-dilutive.

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001


2.ACQUISITION OF SUBSIDIARY

Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100%
of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction.
Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc.
Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002.

Y3K Secure Enterprise Software, Inc. had a net asset deficiency at the acquisition date, therefore, the 13,100,000 shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $25,743 charged to deficit. Y3K Incorporated is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

The acquisition is summarized as follows:

Current Liabilities
  Accounts payable                                  $  25,743
                                                    ----------
Net Asset Deficiency                                $ (25,743)
                                                    ==========

3.LOAN PAYABLE

The loan is unsecured, payable on demand, with interest at 10% per annum.

4.CAPITAL LEASE OBLIGATIONS

During the year ended June 30, 2001, the Company defaulted under its obligations and the leased property was repossessed. The lessor has obtained a judgement in the amount of $121,565 which has been recorded in full in the accounts.

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                       (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2002 AND 2001


5.LEASE COMMITMENTS

The Company leased office space under a non-cancelable operating lease which expires in February 2003, and office space under leases which expire in March and June 2005. Future minimum lease payments for these obligations are:

                           2003   $  208,833
                           2004   $  206,193
                           2005   $  171,488

Lease expense charged to operations is $215,793 for the year ended June 30, 2002 (2001 - $152,867). The Company believes that its lease obligations were terminated in June 2002 as the landlord has leased the office space to other tenants. The terms and conditions of the new lease are currently unknown, however, no litigation has been pursued by the landlord for any of the Company's lease obligations.


6.SUPPLEMENTAL CASH FLOW DISCLOSURES

Non-cash investing and financing activities consisted of:

                                                     2002         2001
                                               ----------------------------
Conversion of preferred stock to common stock  $ 2,116,633  $       -
                                               ============================
Common stock issued for services               $     -      $    118,247
                                               ============================
Fair value of unpaid compensation              $    96,000  $       -
                                               ============================

During the year ended June 30, 2002, the Company issued 13,100,000 common shares at a fair value of $0 to acquire 100% of the issued and outstanding shares of Y3K Incorporated.

No cash was paid for interest for the year ended June 30, 2002 (2001 - $16,061), however, the Company reversed accrued interest from the year ended June 30, 2000 related to Promissory notes to investors which subsequently were converted to Preferred Shares in the amount of $41,019.

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                    (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001


7.RELATED PARTY TRANSACTIONS

Consulting Fees

The Company has consulting agreements with its President, its VP/Secretary and a major shareholder. Consulting fees paid to these stockholders/officers for the year ended June 30, 2002 totaled $104,000 (2001 - $87,425). The agreements provide for monthly, non accruing compensation at the rate of $5,000. During the year the Company did not pay all the consulting fees under the terms of the contracts. The unpaid fees, $96,000, were expensed and credited to additional paid in capital. Commencing July 1, 2002, the consulting agreements were modified to a reduced monthly rate of $4,000 with the caveat that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining a revenue stream and a profit, the Board of Directors would renegotiate the base rate on the consulting agreements.


8.INCOME TAXES

The provision for deferred income taxes results from temporary differences between financial statement and taxable income. Deferred taxes are classified as current or non-current based on the expected period of realization.
The nature and components of temporary differences are as follows:

Deferred tax assets
   Net operating losses carried forward                  $  1,111,800
   Less:  Valuation allowance                              (1,111,800)
                                                         -------------
                                                         $      -
                                                         =============

The NOL carryforward of $3,270,000 expires beginning in 2020. Because of the inherent uncertainty of the Company generating sufficient taxable income prior to the expiration of the loss carryforward, a valuation allowance has been provided for the entire deferred tax asset.

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                     (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001


9.STOCK BASED COMPENSATION

The Company has an incentive stock option plan, which includes substantially all employees. A total of 14,024,489 shares of common stock are subject to the plan. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, however, incentive stock options may only be granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of the Company, in which case the term will be for five years from the date of the grant. The per share exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees in accounting for this plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan according to the method prescribed under Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based Compensation Plans, the Company's net loss would not have increased materially for the years ended June 30, 2002 and 2001.

Capital stock is issued to consultants and non-employees from time to time in exchange for services performed for the Company. The cost of the services is charged to operations and additional paid-in capital is increased by the excess of the cost of the services over the par value of the common stock issued.

Changes in outstanding stock options are as follows:



                                                   PRICE      WEIGHTED
                                    SHARES         RANGE       AVERAGE
                                 -------------------------------------
Balance, June 30, 2000                8,750   $     0.40     $  0.40

Granted                          13,484,072     0.0001-0.40     0.02
Exercised                             -              -           -
Forfeited                             -              -           -
                                 ----------
Balance, June 30, 2001           13,492,822     0.0001-0.40     0.02

Granted                             531,667      0.30-0.40      0.38
Exercised                             -              -           -
Forfeited                             -              -           -
                                 -------------------------------------
Balance, June 30, 2002           14,024,489   $  0.0001-040  $  0.37
                                 =====================================

                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2002 AND 2001



9.STOCK BASED COMPENSATION (Continued)

As at June 30, 2002, stock options outstanding are as follows:



           OUTSTANDING OPTIONS                  EXERCISABLE OPTIONS
-------------------------------------   ------------------------------------
                             WEIGHTED                               WEIGHTED
    PRICE                    AVERAGE        PRICE                   AVERAGE
    RANGE       NUMBER        PRICE         RANGE      NUMBER        PRICE
-------------------------------------   ------------------------------------

$   0.0001    12,600,000   $  0.0001     $   0.0001   6,450,000   $  0.0001
  0.20-0.40    1,424,489      0.36         0.20-0.40  1,424,489      0.36


The value of options granted under the stock option plan during 2000 and 2001 is $Nil. Accordingly, no adjustment would be made to earnings calculated under the alternative method of accounting for stock options described in SFAS No. 123 - "Accounting for Stock Based Compensation".


10.COMMITMENTS AND CONTINGENCIES

Strategic Partnerships/Alliances

The Company has entered into a Software Development Agreement, and a Software License and Joint Marketing Agreement with Karunga Technologies Corporation, an arms-length company. The agreements provide for a non-exclusive licensing agreement for two years commencing October 2001 with provisions to structure a merger or acquisition purchase in which the two companies would operate as one.

The Company has entered into a Strategic Alliance Agreement and a Licensing Agreement with Market Matrix, Inc., an arms-length company. The Company has obtained the rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. The Agreement calls for the mutual marketing of the Commerce Manager and the Company's Market Portal and the integration of the two products.