Form 10QSB
period 2002-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2002-11-06
CIK 1082673

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the quarterly period ended September 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period                  to

                    Commission File Number     333-51366



                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


           Nevada                                        98-0201259
 ---------------------------------            ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

              108 West Stewart Avenue, Puyallup, Washington, 98371
              ----------------------------------------------------
                     (Address of principal executive offices)

                                 (253) 284-2935
                                -----------------
                  Issuer's telephone number, including area code

                                       N/A
             --------------------------------------------------------
              (Former name, former address and former fiscal year, if
               changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,518,500 shares of $0.001 par value common stock outstanding as of October 31, 2002.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                        (A Development Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                              SEPTEMBER 30, 2002

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                       (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------
                                                     SEPTEMBER 30    JUNE 30
                                                        2002          2002
-------------------------------------------------------------------------------

ASSETS

Current
 Cash                                            $       7,030    $     10,722

Capital Assets                                           8,320           9,504
                                                   ----------------------------

                                                 $      15,350    $     20,226
===============================================================================

LIABILITIES

Current
 Accounts payable and accrued liabilities        $     510,418    $    510,963
 Loan payable to shareholder                           162,500               -
 Loan payable to bank                                  155,666         155,666
 Current portion of capital lease obligations          121,565         121,565
                                                   ----------------------------
                                                       950,149         788,194
                                                   ----------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
     200,000,000 common shares, par value
     $0.001 per share

  Issued and outstanding:
     42,518,500 common shares at September 30, 2002
     and June 30, 2002                                  42,519          42,519

Additional paid-in capital                           2,492,511       2,492,511

Deficit                                             (3,469,829)     (3,302,998)
                                                   ----------------------------
                                                      (934,799)       (767,968)
                                                   ----------------------------

                                                 $      15,350    $     20,226
===============================================================================


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                         (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

-------------------------------------------------------------------------------
                                  THREE MONTHS ENDED               INCEPTION TO
                                     SEPTEMBER 30                  SEPTEMBER 30
                                2002              2001                 2002
-------------------------------------------------------------------------------

Revenues                    $         -      $       (826)       $     136,444

Expenses                        166,831           126,399           (3,568,706)
                             --------------------------------------------------

Operating Loss                 (166,831)         (127,225)          (3,432,262)

Other Income (Expense)                -                 0              (11,824)
                             --------------------------------------------------

Net Loss For The Period     $  (166,831)     $   (127,225)       $  (3,444,086)
===============================================================================

Net Loss Per Share          $     nil        $      nil
==========================================================

Weighted Average Number Of
 Common Shares Outstanding    42,518,500        40,788,500
==========================================================


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                     MARCH 19
                                                   THREE MONTHS ENDED                 1999 TO
                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                 2002              2001                2002
------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                   $ (166,831)         $ (127,225)        $(3,444,086)

Adjustments To Reconcile Net Income To
 Net Cash From Operating Activities
  Fair value of unpaid compensation                  -                   -              96,000
  Depreciation and amortization                  1,184               1,187              35,192
  Write off leasehold improvements                   -                   -              14,881
  Write off notes receivable                         -                   -              48,000
  Write off investment                               -                   -              25,000
  Loss from default under equipment leases           -                   -             142,955
  Stock issued for other than cash                   -                   -             118,127

Change in assets and liabilities:
  Accounts payable and accrued liabilities     161,955             149,273             735,644
                                              --------------------------------------------------
                                                (3,692)             23,235          (2,228,287)
Cash Flows From Investing Activities
 Purchase of equipment and property                  -                   -            (151,470)
 Advances on notes receivable                        -              (1,000)            (40,000)
 Investment in Humanicom, Inc.                       -                   -             (25,000)
                                              --------------------------------------------------
                                                     -              (1,000)           (216,470)
                                              --------------------------------------------------
Cash Flows From Financing Activities

 Loan payable                                        -                   -             155,666
 Principal payments on capital lease
 obligations                                         -                   -             (20,970)
 Issuance of common stock                            -                   -             204,150
 Issuance of preferred stock                         -                   -           2,116,633
                                              -------------------------------------------------
                                                     -                   -           2,455,479
                                              -------------------------------------------------

Net Increase (Decrease) In Cash And Cash
 Equivalents                                    (3,692)             22,235              10,722

Cash And Cash Equivalents, Beginning Of
 Period                                         10,722               1,626                   -
                                              -------------------------------------------------
Cash And Cash Equivalents, End Of Period    $    7,030          $   23,861         $    10,722
===============================================================================================


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                        (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002



1.BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.


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

Y3K Secure Enterprise Software, Inc. had a net asset deficiency at the acquisition date, therefore, the 13,100,000 shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $25,743 charged to deficit.Y3K Incorporated is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

The acquisition is summarized as follows:

Current Liabilities
 Accounts payable                                            $  25,743
                                                            -----------

Net Asset Deficiency                                         $ (25,743)
                                                            ===========

Item 2. Management's Discussion and Analysis

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak(tm), a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Plan of Operation

During the three month period ended September 30, 2002, we attempted to raise the necessary funds to continue to conduct our business plan.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified,subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

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

With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part -time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president, vice-president/secretary, office manager and receptionist.

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit,revenue and growth.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan

In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of the our core products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business.

Results of Operations

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software,Inc.,the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002. The financial statements presented herein compares the three-month periods ended September 30, 2002 and September 30,2001 based on the operations of Y3k, Inc. for the prior year and accordingly, our financial statements are now prepared on a consolidated basis and include the operations of Y3K, Inc.

In the three-month period ended September 30, 2002, we incurred a net loss of $166,831. This loss consisted of business operation and administrative expenses. During the period, we realized revenue of $nil.

Since incorporation, we have funded our operations through private loans and equity financings. As at September 30, 2002, our assets were recorded at $15,350 consisting of cash ($7,030), and capital assets of $8,320. Our liabilities totaled $950,149, consisting of $510,418 in accounts payable and accrued liabilities, a loan payable to a shareholder of $162,500, a bank loan payable of $155,666 and lease obligations of $121,565.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

During the quarter, the Company did not issue any of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

2.1 Consulting Agreement dated August 16, 2002, between YTHK and Tribe Communications, Inc.
2.2 Acquisition Term Sheet dated as of September 25, 2002, between Y3K Secure Enterprise Software, Inc. and Fox Marketing Group, LLC.
2.3 and 2.4 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.

                               /s/ King Cole
                           ----------------------
                            King Cole, President

                                Exhibit 2.1

Consulting Agreement dated August 16, 2002, between YTHK and Tribe Communications, Inc.

TRIBE COMMUNICATIONS, INC.   TRIBE INVESTMENT PARTNERS    TRIBE MEDIA GROUP
                                 THE BIZ X SHOW

                       [ TRIBE INVESTMENT PARTNERS LOGO ]

                              CONSULTING AGREEMENT

This Agreement (the ""Agreement"") is dated July 31, 2002 and is entered into by and between Y3K Secure Enterprises Software (hereinafter referred to as ""CLIENT"") and TRIBE COMMUNICATIONS, INC.(hereinafter referred to as ""TCI"")

1. CONDITIONS.

   a. This Agreement will not take effect, and TCI will have no obligation to provide any service whatsoever, unless and until CLIENT returns a signed copy of this Agreement to TCI (either by mail or facsimile copy). CLIENT shall be truthful with TCI in regard to any relevant material regarding CLIENT, verbally or otherwise. CLIENT will not knowingly misrepresents any material fact related to its business, financial condition, or otherwise relevant to this agreement. In the event that client discovers that it has made any accidental were unintentional misrepresentation of any material fact relevant to this agreement it will promptly notify TCI intake all appropriate actions to rectify any such accidental misrepresentation. Any event that client either knowingly misrepresents a material fact related to its business operations or financial condition, or fails to promptly correct any unintentional or accidental misrepresentation, this entire Agreement will terminate and all monies paid shall be forfeited without further notice.

   b. TCI represents that it has considerable experience and expertise in the types of services it is offering to CLIENT, and has the contacts necessary to make the introductions and connections reasonably contemplated by this agreement.

Agreed, CLIENTS INITIALS:             Agreed, TCI'S INITIALS:
                         ------------                        --------------

Upon execution of this Agreement, CLIENT agrees to cooperate with TCI in carrying out the purposes of this Agreement, keep TCI informed of any developments of importance pertaining to CLIENT'S business and abide by this Agreement in its entirety.

2. SCOPE AND DUTIES. During the term of this Agreement, TCI will perform the following services for CLIENT:

2.1  DUTIES TO BE PERFORMED FOR CLIENT

ASSISTANCE IN APPLICATION TO NASDAQ BBX EXCHANGE

* Provide Listing Information
* Reserve new BBX Symbol
* Compile required BBX information for Application
* Assist in understanding Rule changes
* Prepare BX Application

CAPITAL FORMATION

* Capital Formation Assistance * [Reg. 'D' 506 - PRIVATE PLACEMENT]

* Stock Block Purchase Assistance * [For Capital Formation]

* Restricted Stock Loan Assistance * [For Capital Formation]


AUDIO WEBCAST SERVICES [INTERNET ONLY]


* Feature Company in monthly Internet Chat Webcasts

* Pre-announce all Webcasts and Video Feature on company to Broker-Dealer, Market-Maker Database and Opt-In database
* Archiving of Webcasts and interviews to client website

* Announce interviews on all OTC and Small/Micro Cap News and Message servers [press releases NOT included]

* Conversion of all Webcasts and Video Features on company and interviews to .wav,.mpg or applicable format


SHAREHOLDER COMMUNIQUE/MICROSITE PRODUCTION

* Write, edit and graphically produce, bind and in-house printing of 4-color 'Shareholder Communique'
* Conversion of 'Shareholder Communique' to .pdf format [Adobe Acrobat]
* Archive 'Shareholder Communique' on client website


RETAIL SUPPORT

* Facilitate introductions to criteria-specific Broker-Dealers to assist in 'retail' support

* Facilitate introductions to criteria-specific Market Makers to assist in 'retail' support

* Participate in CLIENT due diligence presentation(s) to Broker-Dealers and Market Makers

GENERAL FINANCIAL PUBLIC RELATIONS SERVICES

* Strategic Planning and Partnering Licensing Agreements and Marketing
  Promotions

* Review and rewrite [if necessary] of Company issued press releases

* Assistance in distribution of company news as appropriate and in concert with milestones and newsworthy events [DOW, BLOOMBERG, REUTERS, ET. AL]

* Distribute CLIENT news and relevant information to market makers, financial media, selected Internet stock pages/threads and OTC analyst community

* Provide general financial public relations support to CLIENT


  2.2   Advice and Counsel.  TCI will provide advice and counsel regarding
        ------------------   CLIENT's strategic business and financial plans,
        strategy and negotiations with potential lenders/investors, joint venture, corporate partners and others involving financial and financially-related transactions.

  2.3   Introductions to the Investment Community.  TCI has a familiarity or
        -----------------------------------------   association with numerous
        broker/dealers and investment professionals across the country and will enable contact between CLIENT and/or CLIENT's affiliate to facilitate business transactions among them. TCI shall use its contacts in the brokerage community to assist CLIENT in establishing relationships with private equity capital sources (venture capital, etc.) and securities dealers while providing the most recent information about CLIENT to interested securities dealers on a egular and continuous basis. TCI understands that this is in keeping with CLIENT's business objectives and plan to market CLIENT's business or project to the investment community.

  2.4 CLIENT and/or CLIENT's Affiliate Transaction Due Diligence. TCI will ---------------------------------------------------------- participate and assist CLIENT in the due diligence process on all proposed financial transactions affecting CLIENT of which TCI is notified in writing in advance, including conducting investigation of and providing advice on the financial, valuation and stock price implications of the proposed transaction(s).

  2.5   Additional Duties.  CLIENT and TCI shall mutually agree upon any
        -----------------   additional duties that TCI may provide for
        compensation paid or payable by CLIENT under this Agreement. Although there is no requirement to do so, such additional agreement(s) may be attached hereto and made a part hereof by written amendments to be listed as "Exhibits" beginning with "Exhibit A" and initialed by both parties.

  2.6 Standard of Performance. TCI shall devote such time and efforts to the ----------------------- affairs of the CLIENT as is reasonably necessary to render the services contemplated by this Agreement.
        TCI is not responsible for the performance of any services which may be rendered hereunder if the CLIENT fails to provide the requested information in writing prior thereto. The services of TCI shall not include the rendering of any legal opinions or the performance of any work that is in the ordinary purview of a certified public accountant. TCI cannot guarantee results on behalf of CLIENT, but shall use commercially reasonable efforts in providing the services listed above. If an interest is expressed in satisfying all or part of

        CLIENT's financial needs, TCI shall notify CLIENT and advise it as to the source of such interest and any terms and conditions of such interest. TCI's duty is to introduce and market CLIENT's funding request to appropriate funding sources. TCI will in no way act as a "broker-dealer" under state securities laws. Because all final decisions pertaining to any particular investment are to be made by CLIENT, CLIENT may be required to communicate directly with potential funding sources.

  2.7   Non-Guarantee.  Subject to the representations made in paragraph 1 b.,
        -------------   TCI MAKES NO GUARANTEE THAT TCI WILL BE ABLE TO
        SUCCESSFULLY MARKET AND IN TURN SECURE A LOAN OR INVESTMENT FINANCING FOR CLIENT, OR TO SUCCESSFULLY PROCURE SUCH LOAN OR INVESTMENT WITHIN CLIENTS DESIRED TIMEFRAME OR TO GUARANTEE THAT IT WILL SECURE ANY LOAN OR INVESTMENT FINANCING WITH A SPECIFIC OR MINIMUM RETURN, INTEREST RATE OR OTHER TERMS. NEITHER ANYTHING IN THIS AGREEMENT TO THE CONTRARY NOR THE PAYMENT OF DEPOSITS TO TCI BY CLIENT PURSUANT TO FEE AGREEMENTS FOR SERVICES NOT CONTEMPLATED HEREIN SHALL BE CONSTRUED AS ANY SUCH GUARANTEE. ANY COMMENTS MADE REGARDING POTENTIAL TIME FRAMES OR ANYTHING THAT PERTAINS TO THE OUTCOME OF CLIENT'S FUNDING REQUESTS
        ARE EXPRESSIONS OF OPINION ONLY.   CLIENT ACKNOWLEDGES AND AGREES IT
        IS NOT REQUIRED TO MAKE EXCLUSIVE USE OF TCI FOR ANY SERVICES OR DOCUMENTATION DEEMED NECESSARY FOR THE PURPOSE OF SECURING INVESTMENTS. TCI HAS MADE NO SUCH DEMANDS IN ORDER FOR CLIENT'S PROJECT TO BE MARKETED UNDER THE TERMS OF THIS AGREEMENT. TCI HOLDS NO EXCLUSIVE RIGHTS TO THE MARKETING OF CLIENT'S PROJECT.

        Agreed, CLIENT INITIALS:
                                -------------------


3.  COMPENSATION TO TCI.

  3.1 CLIENT will pay for services described herein. In the event that CLIENT is not satisfied with the performance of TCI for any reason, CLIENT, at its sole option, shall have the right to terminate this Agreement at the end of the first three months, by giving TCI written notice of its election to terminate this Agreement. In such event, CLIENT shall have no obligation to pay the fees specified in subsection B] of this paragraph 3.1. Fees earned pursuant to paragraph 3.2 shall not be subject to this early termination option, and shall be paid to the extent earned as specified in 32.The fees shown below shall be payable as follows:


A]  DUE AT INCEPTION:                                  $25,000
                                                    IN CASH, FREE-
                                                    --------------
                                                    TRADING SHARES OF
                                                    -----------------
                                                    YTHK OR COMBINATION
                                                    -------------------

                                                             +

                                                    UNREGISTERED
                                                    ------------
                                                    SHARES OF YTHK
                                                    EQUAL TO $50,000

B]  DUE THE FIRST DAY OF MONTH 4:                      $25,000
                                                    IN CASH, FREE
                                                    -------------
                                                    TRADING SHARES OF
                                                    -----------------
                                                    YTHK  OR COMBINATION
                                                    --------------------

                                                             +

                                                    UNREGISTERED
                                                    ------------
                                                    SHARES OF YTHK
                                                    EQUAL TO $50,000




3.2 Fees for Direct Investment, Merger/Acquisition. In the event that TCI,on ----------------------------------------------- a non-exclusive basis, introduces CLIENT or a CLIENT affiliate to any third party funding source(s), underwriter(s), merger partner(s) or joint venture(s) who then enters into a funding, underwriting, merger, joint venture or similar agreement with CLIENT or CLIENT's affiliate, CLIENT hereby agrees to pay TCI advisory fees pursuant to the following schedule and based on the aggregate amount of such funding, underwriting, merger, joint venture or similar agreement with CLIENT or CLIENT's affiliate. Advisory fees are deemed earned and shall be due and payable at the first close of the transaction, however, in certain circumstances when payment of advisory fees at closing is not possible, within 24 hours after CLIENT has received the proceeds of such investment. This provision shall survive this Agreement for a period of one year after termination or expiration of this Agreement. In other words, the advisory fee shall be deemed earned and due and payable for any funding, underwriting, merger, joint venture or similar transaction which first closes within a year of the termination or expiration of this Agreement as a result of an introduction as set forth above.

             Agreed, CLIENT INITIALS:
                                     ----------------

     A. Direct Investment. For a direct investment or loan made to CLIENT by a third party investor/lender either introduced to CLIENT by TCI or which contacted CLIENT directly as a result of TCI's efforts, CLIENT shall pay TCI a introduction fee of 5.0 % of total investment or loan amount received by CLIENT from the third party investor/lender. If Stock is used for a hypothecation [EXCLUDING 144 STOCK LOAN], TCI shall be entitled to 10% of the total stock used for the loan. These fees are not intended to be cumulative and are to be considered separate for individual transactions.

4.  Term.  TERM OF AGREEMENT IS ONE YEAR
    ----

5. Non Circumvention.
   -----------------

     A. In and for valuable consideration, CLIENT hereby agrees that TCI may introduce (whether by written, oral, data, or other form of communication) CLIENT to one or more opportunities, including, without limitation, existing or potential investors, lenders, borrowers, trusts, natural persons, corporations, limited liability companies, partnerships, unincorporated businesses, sole proprietorships and similar entities (an ""Opportunity"" or ""Opportunities""). CLIENT further acknowledges and agrees that the identity of the subject Opportunities, and all other information concerning an

        Opportunity (including without limitation, all mailing information, phone and fax numbers, email addresses and other contact information) introduced hereunder are the property of TCI, and shall be treated as confidential information by CLIENT, it affiliates, officers, directors, shareholders, employees, agents, representatives, successors and assigns. CLIENT shall not use such information, except in the context of any arrangement with TCI in which TCI is directly and actively involved, and never without TCI's prior written approval. CLIENT further agrees that neither it nor its employees, affiliates or assigns, shall enter into, or otherwise arrange (either for it/him/herself, or any other person or entity) any business relationship, contact any person regarding such Opportunity, either directly or indirectly, or any of its affiliates, or accept any compensation or advantage in relation to such Opportunity except as directly though TCI, without the prior written approval of TCI. TCI is relying on CLIENT's assent to these terms and their intent to be bound by the terms by evidence of their signature. Without CLIENT's signed assent to these terms, TCI would not introduce any Opportunity or disclose any confidential information to CLIENT as herein described.

     B. In and for valuable consideration, TCI hereby agrees that CLIENT may introduce (whether by written, oral, data, or other form of communication) TCI to one or more opportunities, including, without limitation, existing or potential investors, lenders, borrowers, trusts, natural persons, corporations, limited liability companies, partnerships, unincorporated businesses, sole proprietorships and similar entities (an ""Opportunity"" or ""Opportunities""). TIC further acknowledges and agrees that the identity of the subject Opportunities, and all other information concerning an Opportunity (including without limitation, all mailing information, phone and fax numbers, email addresses and other contact information) introduced hereunder are the property of CLIENT, and shall be treated as confidential information by TCI, it affiliates, officers, directors, shareholders, employees, agents, representatives, successors and assigns. TCI shall not use such information, except in the context of any arrangement with CLIENT in which CLIENT is directly and actively involved, and never without CLIENT's prior written approval. TCI further agrees that neither it nor its employees, affiliates or assigns, shall enter into, or otherwise arrange (either for it/him/ herself, or any other person or entity) any business relationship, contact any person regarding such Opportunity, either directly or indirectly, or any of its affiliates, or accept any compensation or advantage in relation to such Opportunity except as directly though CLIENT, without the prior written approval of CLIENT. CLIENT is relying on TCI's assent to these terms and their intent to be bound by the terms by evidence of their signature. Without TCI's signed assent to these terms, CLIENT would not introduce any Opportunity or disclose any confidential information to TCI as herein described.

6. Arbitration. The parties herein agree to arbitrate any dispute pursuant ----------- to the guidelines et forth by the American Arbitration Association. NOTE: IF ANY PARTY SHALL INSTITUTUTE ANY COURT PROCEEDING IN AN EFFORT TO RESIST ARBITRATION AND BE UNSUCCESSFUL IN RESISTING ARBITRATION OR SHALL UNSUCCESSFULLY CONTEST THE JURISDICTION OF ANY ARBITRATION FORUM, OVER ANY MATTER WHICH IS THE SUBJECT OF THIS AGREEMENT, THE PREVAILING PARTY SHALL BE ENTITLED TO RECOVER FROM THE LOSING PARTY ITS LEGAL FEES AND ANY OUT-OF-POCKET EXPENSES INCURRED IN CONNECTION WITH THE DEFENSE OF SUCH LEGAL PROCEEDING OR ITS EFFORTS TO ENFORCE ITS RIGHTS TO ARBITRATION AS PROVIDED FOR HEREIN.

7. Advisor's Responsibilities, Representations and Warranties. Advisors represent and warrant to the Company the following:

      A. Any and all information provided by the Company, its agents or advisors, to TCI will be used solely in conjunction with the advisory services provided to the Company by TCI for the benefit of the Company.

      B. Unless otherwise designated in writing, all information that is provided by the Company, its agents or advisors to TCI pursuant to this Engagement Agreement, will be deemed confidential information and to have been provided in confidence. TCI agrees that it will not release such information to the public or third parties except as part of an approved public press release without the prior written permission of the Company.

      C. During the term of this Engagement Agreement, TCI agrees that it will not take a position in the market that is contrary to the best interests of the Company, nor will it allow its principals or employees to do so. Further, it agrees that it will it advise its customers or other third parties to take a position that is contrary to the best interests of the Company.

      D. During the term of this Engagement Agreement, TCI will not use the warrants in the Company's stock it acquires under the terms of this Engagement Agreement, to initiate, maintain or cover a short sell of the Company's stock, nor will it make available for others any stocks, warrants or options to be used to initiate, maintain or cover, a short position in the Company's stock.

      E. IN THE EVENT THAT TCI VIOLATES SUB-PARAGRAPHS C OR D OF THIS PARAGRAPH 7, TCI AGREES THAT IT WILL FORFEIT ALL FEES PAID TO IT OR DUE TO IT BY CLIENT, INCLUDING BUT NOT LIMITED TO ANY CASH AND/OR SECURITIES DELIVERED TO, OR FOR THE BENEFIT OF, TCI, IT BEING ACKNOWLEDGED THAT TCI IS ACTING IN AND ADVISORY AND/OR FIDUCIARY CAPACITY TO CLEINT, AND THAT THE DAMAGES AND HARM TO CLIENT FOR TCI'S VIOLATION OF SUB-PARAGRAPHS C AND D, WILL BE EXTENSIVE BUT DIFFICULT TO QUANTIFY OR CALCULATE.

             AGREED: TCI'S INITIALS
                                   ------------------


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, all as of the day and year first above written.

CLIENT:                                      TCI:
Y3K Secure Enterprises Software              TRIBE COMMUNICATIONS INC.

By:   /s/ King Wm. S. Cole                   By:   /s/ Robert Sullivan III
    ---------------------------                  -----------------------------
      King Cole, President                         Robert Sullivan III, CEO
Its:                                         Its:
    ---------------------------                  -----------------------------

Address: 108 West Stewart Avenue,            Address:10509 Vista Sorrento Pkwy.
         Puyallup, Washington,                       Suite 300., San Diego, CA
         98371                                       92121

Contact Person: King Cole                    Contact Person: Robert Sullivan
                                                             III
Date: August 15,2002                         Date: August 16,2002
     --------------------------                   ----------------------------


             10509 Vista Sorrento Pkwy. Ste. 300 San Diego, CA  92121
                    PH:[858]362-1599  FAX: [858]453-9699
                               www.epowow.com

                                Exhibit 2.2

 Acquisition Term Sheet dated as of September 25, 2002, between Y3K Secure Enterprise Software, Inc. and Fox Marketing Group, LLC.


                                  TERM SHEET

                        Financing Terms by and between
                     Y3k, Secure Enterprise Software, Inc.
                                     And
                            Fox Marketing Group, LLC


Acquisition via Stock       Y3k, Secure Enterprise Software, Inc. ("YTHK") a
---------------------       Nevada corporation, desires to issue 5,000,000
Exchange:                   restricted common shares of YTHK in exchange for
---------                   all the issued and outstanding member units of Fox
                            Marketing Group, LLC ("FMG"), a Washington LLC, the exchange is hereinafter referred to as the ("Acquisition").

FMG Corporate Status:       FMG will be converted to a C-Corporation for the
---------------------       purposes of this transaction, prior to the close..

Valuation of FMG:           FMG has valued their Company based on the accrued
-----------------           receivables less outstanding payables and a note
                            to be issued to a member. The current account receivables are estimated at $150,000 less account payables at $400,000 and a note for $365,000. The
                            Company currently has a negative net worth,however, based on its potential YTHK is willing to establish a value based on FMG's goodwill in order to complete the Acquisition.

Advances upon Acquisition: Upon the acquisition of FMG by YTHK, YTHK shall -------------------------- advance up to one million dollars $1,000,000 to FMG for expansion and payroll as provided below.

Employee Contracts:         Names of employees to be given employment contracts
-------------------         will be submitted by the close of the Acquisition.
                            Steve Forbes, President, Michael Nemirow and Lonnie
                            Benson will supply this information. Subject to approval by YTHK to determine that the contracts reflect the current value of services being provided.

Employee Stock Options:     YTHK shall provide up to 2,500,000 shares of YTHK
-----------------------     shares to FMG employees in accordance with the
                            existing stock option plan for all employees of YTHK and its wholly owned subsidiaries. Stock option prices to be determined on the date of the grant and not to be less than the then current trading quoted price of YTHK. A copy of the current plan can be found in the due diligence documentation.

Advances to Subsidiary:	    Upon completion of the Acquisition, YTHK shall
-----------------------     make available to FMG cash funding in multiple
                            tranches:

                            (i) Upon close of the acquisition, YTHK shall advance $250,000 in US funds to FMG through its intercompany accounts according to the terms and conditions that shall be set forth between the parent company (YTHK) and its subsidiary (FMG) upon the date of said funding.

                            (ii) Three months after the Acquisition, YTHK shall
                                 advance to FMG, a second tranche in the amount of two hundred fifty thousand dollars ($250,000).

                           (iii) Six months after the Acquisition, YTHK shall
                                 advance to FMG, a third tranche in the amount of up to five hundred thousand dollars
                                ($500,000).

                            The terms and conditions of the 2nd and 3rd tranches are subject to change, based upon whether or not FMG satisfies its monthly projections one month before the next tranche is due. FMG will be evaluated against the (i) monthly cost model, (ii) Monthly revenue model, (iii) monthly income statement, (iv) monthly cash flow statement. Notwithstanding the above terms, YTHK may, at its own election, decline to offer the second or third tranche in the event that FMG does not meet its monthly projections within 10% of the revenue model. FMG, at its own election, may decline the Second or Third Tranche. Funding of the tranches are subject to change upon mutual consent of the parent and subsidiary based on expansion and growth needs of the subsidiary.

Line of Credit:             YTHK through its funding sources, shall arrange a
---------------             Line of Credit in which FMG may draw against in the
                            event expansion and growth needs exceed the funding schedule outlined above. Said credit line shall be repaid from advances made by YTHK. YTHK reserves the right to determine its method of funding its tranches and this proposed line of credit, which may include, but not limited to, a bank line of credit using the accounts receivable as collateral, or other collateral and/or non-collateral sources through FMG or its to be parent company, YTHK.

Investor Repayment:         Lonnie Benson has made a significant investment in
-------------------         FMG.  FMG will sign a promissory note in the amount
                            of $365,000 at eight percent (8%) interest to be paid in full thirty-six (36) months after the close of the Acquisition. The principal repayment amount is subject to change as advances are made or draws are taken out prior to closing.

Due Diligence:              The parties shall perform due diligence as is
--------------              customary and necessary for this type of
                            Acquisition (exchange of shares), including without limitation, disclosure of financial information, employee contract terms, outstanding, probable or pending litigation, corporate documents, contractual obligations, assignability of contractual obligations, pension, profit-sharing, stock option, and other employee benefits, labor problems, real and personal property owned by parties, intangible, liabilities, SEC problems, income tax, effect of WA state taxation on stock transfers.

Ongoing Earn Out:           FMG shall retain for directors, officers and
-----------------           employees an incentive plan, payable upon available
                            cash flows as follows:

                            * No bonus shall be considered until the Company has a positive retained earnings then
                            * An incentive plan shall provide for bonuses to be calculated on a quarterly basis, to be paid out within 60 days of quarter end, and after calculation of said bonuses, the net pre tax income of FMG shall be "NOT LESS" than 10% of the gross revenues.


Counsel:                    FMG shall designate its counsel to prepare the
--------                    appropriate documents with regard to the terms
                            of the transaction and the closing thereof and YTHK shall appoint their own counsel.

Representations,Warranties FMG Marketing shall provide to YTHK representations, -------------------------- warranties and covenants that are usual and
and Covenants:              customary for this type Acquisition agreement,
--------------              including, representations, warranties, and
                            covenants as to any material adverse changes not set forth in any other related documents.

Assignability:              No party may assign this Acquisition Agreement,
--------------              without written notice to the other, to its Parent
                            corporation, or to any wholly or partially owned domestic or foreign subsidiary or joint venture thereof provided that the assignee assumes and agrees in writing to perform all of parties executory obligations and the parties guarantee performance by the assignee throughout the Term, and that said assignment is agreed to in writing by the other party.


The parties hereby acknowledge their mutual agreement to the above terms and their intention to Negotiate the contemplated transaction in an expedited manner and in good faith. If this term sheet is not executed by both parties by the close of business on the 27th day of September, 2002, then this term sheet will be considered void. Both parties agree that this is a non-binding term sheet and to keep this term sheet confidential and not to distribute it to or discuss it with any third party without the express consent of the other.


                       Agreed and accepted this         day of September 2002.
                                               ---------




YTHK

By: /s/ King Wm. S. Cole
   -------------------------------

Title: President
       ---------------------------

Date: September 25,2002
       ---------------------------


FMG Marketing Group

By: /s/ Steve Forbes
   -------------------------------

Title: President
       ---------------------------

Date:  September 25,2002
       ---------------------------

                                Exhibit 2.3

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, King Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2002
                             /s/ King Cole
                             -------------------------------------
                             King Cole,
                             President and Chief Executive Officer

                                Exhibit 2.4

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Caldwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2002
                                  /s/ Leon Caldwell
                                  -------------------------------------
                                  Leon Caldwell, Chief Financial Officer