Form 10QSB
period 2002-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-02-12
CIK 1082673

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2002

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                  to

                     Commission File Number     333-51366

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
------------------------------------------------------------------------
    (Exact name of small Business Issuer as specified in its charter)


             Nevada                                       98-0201259
 ---------------------------------            ---------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                 108 West Stewart Avenue, Puyallup, Washington, 98371
       ----------------------------------------------------------------------
                      (Address of principal executive offices)

                                  (253) 284-2935
                                 -----------------
                    Issuer's telephone number, including area code

                                       N/A
      ------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,946,280 shares of $0.001 par value common stock outstanding as of January 31, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
                            (A Development Stage Company)

                             CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------
                                                    DECEMBER 31        JUNE 30
                                                       2002             2002
-------------------------------------------------------------------------------
ASSETS

Current
   Cash                                             $  10,073      $    10,722
   Accounts receivable                                    571                -
   Deposit on Karunga Acquisition - See Item 2         50,000                -
                                                    ---------      -----------
Capital Assets                                          7,136            9,504
                                                    ---------      -----------
                                                    $  67,780      $    20,226
==============================================================================

LIABILITIES

Current
   Accounts payable and accrued liabilities         $ 551,988      $   510,963
   Loan payable to shareholder                        272,500                -
   Loan payable to bank                               155,666          155,666
   Current portion of capital lease obligations       121,565          121,565
                                                    ---------      -----------
                                                    1,101,719          788,194
                                                    ---------      -----------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
      200,000,000 common shares, par value $0.001 per share

   Issued and outstanding:
      51,946,280 common shares at December 31, 2002
      and 42,518,500 June 30, 2002                     51,946           42,519

   Additional paid-in capital                       2,725,527        2,492,511

Deficit                                            (3,811,412)      (3,302,998)
                                                    ---------       -----------
                                                   (1,033,939)        (767,968)
                                                    ---------      -----------
                                                    $  67,780      $    20,226
==============================================================================

                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
                            (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                            Three Months Ended            Six Months Ended               Inception To
                               December 31                   December 31                  December 31
                               -----------                   -----------                  -----------
                           2002         2001              2002         2001                  2002
                           ----         ----              ----         ----                  ----

Revenues                    431            -               431         (826)               136,875

Expenses                342,014      145,175           508,845      271,574              3,910,720
                        --------------------------------------------------------------------------

Operating Loss         (341,583)    (145,175)         (508,414)    (272,400)            (3,772,845)

Other Income (Expense)        -           87                             87                (11,824)
                        --------------------------------------------------------------------------

Net Loss For Period    (341,583)    (145,088)         (508,414)    (272,313)            (3,785,669)
                        ==========================================================================

Net Loss Per Share       nil          Nil               $(.01)      $(.01)
==========================================================================

Weighted Average
Number of Common
Shares Outstanding   51,946,280   27,688,500         51,946,280   27,688,500
============================================================================

                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
                            (A Development Stage Company)

                         CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------------
                                                                                                             INCEPTION
                                                                                                              MARCH 19
                                                   Three Months Ended          Six Months Ended                1999 TO
                                                     December 31                December 31                 DECEMBER 31
                                                  2002          2001          2002            2001              2002
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

   Net loss                                   $ (341,583)    (145,088)     (508,414)        (272,313)       (3,785,669)

Adjustments To Reconcile Net Income
To Net Cash From Operating Activities
   Fair value of unpaid compensation                   -                          -                             96,000
   Depreciation and amortization                   1,184        1,184         2,368            2,371            36,376
   Write off leasehold improvements                    -                          -                             14,881
   Write off notes receivable                          -                          -                             48,000
   Write off investment                                -                          -                             25,000
   Loss from default under equipment leases            -                          -                            142,955
   Stock issued for other than cash              166,667                    166,667                            284,914
   Change in accounts receivable                    (571)                      (571)                              (571)
   Stock issued for exercised options                776                        776                                776
   Change in payables and accrued liabilities    151,570      133,007       313,525          282,281           883,402
                                              -------------------------------------------------------------------------
                                                 (21,957)     (10,897)      (25,649)          12,339        (2,253,936)
                                              -------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of equipment and property                  -                          -                           (151,470)
   Advances on notes receivable                        -        1,000             -                -           (40,000)
   Investment in Humanicom, Inc.                       -            -             -                -           (25,000)
                                              -------------------------------------------------------------------------
                                                       -        1,000             -                -          (216,470)
                                              -------------------------------------------------------------------------

Cash Flows From Financing Activities
   Loan payable                                        -                          -                            155,666
   Principal payments on capital leases                -                          -                            (20,970)
   Capital contribution from Shareholder          75,000                     75,000                             75,000
   Advance on purchase of Karunga                (50,000)                   (50,000)                           (50,000)
   Issuance of common stock for cash                   -                          -                            204,150
   Issuance of preferred stock                         -                          -                          2,116,633
                                              -------------------------------------------------------------------------
                                                  25,000                     25,000                          2,480,479
                                              -------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash
Equivalents                                        3,043       (9,897)        (649)           12,339            10,073

Cash And Cash Equivalents, Beginning Of
Period                                             7,030       23,862       10,722             1,626                 -
                                              -------------------------------------------------------------------------

Cash And Cash Equivalents, End Of Period      $   10,073    $  13,965       10,073           $13,965            10,073
=======================================================================================================================

                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
                            (A Development Stage Company)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

1. BASIS OF PRESENTATION

   The unaudited consolidated financial statements as of December 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.

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

   Y3K Secure Enterprise Software, Inc. had a net asset deficiency at the acquisition date; therefore, the 13,100,000 shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $25,743 charged to deficit. Y3K Incorporated is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

   The acquisition is summarized as follows:

   Current Liabilities
      Accounts payable                           $    25,743
                                                 -----------
   Net Asset Deficiency                          $   (25,743)
                                                 ===========

Item 2. Management's Discussion and Analysis

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Plan of Operation

During the six month period ended December 31, 2002, we continued our attempts to raise the necessary funds to continue to conduct our business plan. We were successful in securing sufficient funds to fund our operations at a level that allowed us to further develop and enhance Fusion Pak, which is our suite of business software products, and to engage in marketing of Fusion Pak to a number of interested businesses. In order to continue operations we will need additional capital, the amount of which will be dependant in large part in our ability to increase our marketing efforts and to begin to generate revenues in an amount that will reduce our ongoing need for additional capital investment.

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

 * We anticipate accomplishing at least two purchase agreements with technology companies; Market Matrix and Karunga, Inc. We had a definitive purchase agreement with Market Matrix that expired on November 15, 2002 due to our inability to secure financing as required under that agreement. At the present time there has been no extension or renewal of that agreement and we are currently operating under a license agreement with Market Matrix. It is our hope that when and if we secure the necessary financing we will be able to renew the purchase agreement with Market Matrix under the same or substantially similar terms and conditions as the now expired agreement.

 * We are currently operating under a license agreement with Karunga, Inc., and anticipate having a definitive acquisition agreement for acquisition of Kuranga within the next quarter and anticipate closing that acquisition before the end of the year. There is no guarantee that we will conclude agreements with Market Matrix or Karunga, Inc. The terms of any definitive acquisition agreement that we might enter into for the acquisition of Karunga, Inc., or Market Matrix is likely going to require that we issue additional shares of our stock and assume all liabilities of Karunga and/or Market Matrix in order for us to complete any acquisition transaction(s).

In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party.
In addition to the cash payment we also agreed to act as guarantor on a note Karunga previously issue to the non related party. Since we view Karunga's
ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. Karunga is in default on the note at December 31, 2002, and it is unlikely that Karunga will be able to cure that default in the near future. However, the lienholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note.

On August 15, 2002 we entered into the Equity Line of Credit Agreement with Cornell Capital, Inc., ("Cornell") which provides the opportunity for us to obtain up to $7,000,000 in equity financing during the next 24 months. In order to have access to the funds available under the equity line of credit we are required to register the shares that we sell to Cornell so that it can resell those shares without restriction. We are preparing a Form SB-2 Registration Statement seeking to register that number of shares of our common stock which we believe will be necessary for us to obtain the entire $7,000,000 in financing made available to us under the Equity Line of Credit Agreement. We expect to have the registration statement filed in the first quarter of 2003.

The amount of financing available to us under the Equity Line of Credit will be determined in part by our share price in the public securities markets.
We can obtain up to $300,000 in equity financing in any month by providing notice to Cornell of our intention to take an advance under the equity line of credit. We set the price for the shares that we are required to issue to Cornell to obtain the amount of the advance requested. However, if the closing price for our shares falls below the price we set in the notice in any of the five trading days following our issuance of the notice, then we are required to reduce the amount of the requested draw on a pro rata basis.
Upon receipt of the shares, Cornell is required to provide us with the amount of funding requested, less a discount to Cornell of 6%. The shares we issue to Cornell will not be restricted and, subject to a restriction in the Equity Line of Credit Agreement that it must sell the shares in an orderly fashion, Cornell may immediately begin to sell some or all of the purchased shares into the marketplace. So long as we continue to meet certain conditions under the Equity Line of Credit Agreement we may periodically draw down on the line of credit for the next 24 months, or until we have taken the maximum of $7,000,000 that is available to us under the Equity Line of Credit Agreement.

Y3K intends to use this type of financing sparingly since credit line draws will increase the number of our issued and outstanding shares, therefore is likely to have a dilutive effect on our existing shareholders. Further, until the trading price for our common stock is higher, taking an advance under the Equity Line of Credit will require the issuance of a substantial number of shares to obtain even a minimal amount of funding under the Equity Line of Credit. We will continue to focus our efforts towards increasing sales and revenues, which will reduce our need for additional capital as well as increase the intrinsic value of our stock which we hope will also cause an increase in the price for our stock in the forthcoming months.

If the funds available under the equity line are insufficient or unavailable, or we elect to not draw the amount of funds necessary to fund our cash needs, we will need to raise additional funds. It is likely that this will require us to sell additional amounts of our shares, either common or preferred. If we are unable to secure additional infusions of either debt or equity financing in the amount sufficient to maintain our business, it will fail.

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

Results of Operations

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc.
Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002. The financial statements presented herein compares the three-month periods and the six-month periods ended December 31, 2002 and December 31, 2001 based on the operations of Y3k, Inc. for the prior year and accordingly, our financial statements are now prepared on a consolidated basis and include the operations of Y3K, Inc.

In the three-month period ended December 31, 2002, we incurred a net loss of $342,014 as compared to a loss of $145,175 for the same period last year.
The substantial increase in expenses was due to the issuance of 1,666,667 shares of restricted common stock to Cornell Capital Partners L.P., which were valued at $167,000, to establish the Equity Line of Credit. The remaining portion of the loss consisted of operation and administrative expenses.
During the period, we realized no significant amounts of revenue.

Since incorporation, we have funded our operations through private loans and equity financings. As at December 31, 2002, our assets were recorded at $67,780 consisting of cash ($10,073), and capital assets of $7,136 and an advance to Karunga, Inc., ($50,000) in our anticipation of acquiring Karunga, Inc., and its ICS technology. Our liabilities totaled $1,101,719, consisting of $651,988 in accounts payable and accrued liabilities, a loan payable to a shareholder of $272,500, a bank loan payable of $155,666 and lease obligations of $121,565. The Company received a capital contribution in the amount of $75,000 from the same shareholder that has advanced funds and now has a loan due of $272,500.

New Accounting Pronouncements

   In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments were effective for fiscal years beginning after May 15, 2002. We do not believe the adoption of this standard will have a material impact on our financial statements.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.


                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court. In this litigation the Company is asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        During the quarter, the Company issued common shares as follows:

        1,666,667 common shares were issued under Rule 144 to Cornell Capital Partners, L.P. for consulting services associated with obtaining and finalizing our equity line of credit.

        7,761,113 of common shares were issued to various officers, directors, consultants and key shareholders, which represents options exercised for those stock options which have vested through October 31, 2002. The vesting schedule for these individuals is based on a 36-month vesting schedule commencing January 1, 2001.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

Index to Exhibits:

99.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                    /s/ KING COLE
                                    --------------------
Date:  February 12, 2003            King Cole, President

                                                                   Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President of the Company, certify, pursuant to # 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. # 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    KING COLE
-----------------
King Cole
President
February 12, 2003

                                                                   Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                           (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Leon M. Caldwell, Chief Financial Officer of the Company, certify, pursuant to # 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. # 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    LEON M. CALDWELL
-----------------------
Leon M. Caldwell
Chief Financial Officer
February 12, 2003