Form 10KSB/A
period 2001-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-03-12
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB
                             -----------
                              AMENDMENT
                              NO. 1 TO
                             FORM 10-KSB
                             -----------

                     ANNUAL REPORT PURSUANT TO
                     SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   ---------------

                   Commission file number: 0-26709
                                           -------


                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                  ------------------------------------
        (Exact name of Registrant as specified in its charter)



          Nevada                              98-0201259
          ------                              ----------
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

                              ----


State issuer's revenues for its most recent fiscal year:    Nil
                                                           -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As at December 31, 2001, the aggregate market value of the voting stock held
----------------------------------------------------------------------------
by our non-affiliates was undeterminable and is considered to be approximately
------------------------------------------------------------------------------
$27,696,000 based on the closing price for our shares of common stock at
------------------------------------------------------------------------
December 31, 2001.
------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                      40,788,500 shares of common stock
                      ---------------------------------

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

Business of the Company

During the fiscal year ended December 31, 2001, we abandoned our business plan to conduct exploration on the Zeb Au mineral claims due to our inability to raise significant financing. Accordingly, we decided to investigate opportunities in other business sectors. This resulted in our acquisition of a 100% interest in Y3K, Inc., the owner of FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors. We completed this acquisition on March 22, 2002.

We are in the process of executing a plan to overcome the company's financial
difficulties.   The plan is as follows:

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

Market
------

From a global e-Commerce perspective, according to TechStrategy(, from an article by Matthew R. Sanders dated April 18, 2000, revenues from both "business to business" and "business to consumer" operations will hit $6.8 trillion in 2004.

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

Products
--------

FusionPak 3.0 - Enterprise Business Suite
-----------------------------------------

FusionPak 3.0 is composed of integrated software modules that allow for instant communication, content management, electronic commerce and collaboration. The software allows Internet and traditional businesses communicate and keep track of large amounts of data that a user may input from time to time using a personal computer. In addition, FusionPak software allows Internet businesses to update information contained on their websites by inputting information into fields contained in the software. For example, an Internet company with a website catalogue of its products may use FusionPak software to quickly update prices or change product descriptions by simply typing the proposed text modifications. When saved by the user, these modifications are automatically made to the business's website.

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

The FusionPak Enterprise Business Suite includes the following:

FusionPak Instant Communication System
--------------------------------------

The Y3K Instant Communication System (ICS) is primarily a business communication tool that delivers on the promise for fast, intuitive, secure web-based communications. The system is designed for small businesses to large enterprise, worldwide, web-based communications. It provides totally secure communications within the business enterprise itself, and allows for communication between the business entity and its customers. This business-to-customer and/or business-to-business vehicle provides an easy-to-use format for ongoing, frequent communication. The system facilitates real-time, strategic, customer sales follow-up and customer service communications. ICS can navigate multiple firewalls. It also delivers text-based real-time conversation, simplified document transfer and delivery, and web page content automatically to the recipient's computer desktop.

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

FusionPak CommerceManager
-------------------------

CommerceManager is a powerful tool-set of Internet and wireless Internet applications that enables web developers and graphic designers to rapidly construct highly secure and scaleable commerce websites. More than just a development tool, CommerceManager enables the non-technical business manager to manage products, product descriptions, images, inventory, pricing, shipping and more through a hosted easy-to-use web-based administration system.

Use CommerceManager as a toolbox to incorporate Internet commerce features into your website such as automated and fully-customizable storefront setup, product management tools, order management tools, shipping and tracking support powerful reporting, and marketing management tools.

FusionPak Automated Tracking Program
------------------------------------

The software creates an "affiliate network", where the "provider" matches up "merchants" with "affiliates". The affiliates direct business to merchants in return for a commission (a "referral fee") for resulting sales or leads. Also, the provider typically charges a fee to the merchants for administering this network and/or for providing additional services. The Licensed Program is designed to track and report activity throughout an affiliate network.

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

A master resellers license allows a company to resell Y3K products for a commission and also to sign up more resellers underneath them as selling agents.

An enterprise Server License allows a company to use the software package they purchase.

All Y3K products, MarketPortal, CommerceManager, AffiliateTracker, and Y3K ICS, are fully developed, operational and available for purchase.

Y3K, Inc. has entered into two agreements with Karunga Technologies Corporation; a Software Development Agreement and a Software License and Joint Marketing Agreement. Karunga is the developer of the Y3K ICS, a high speed, efficient, peer to peer web based communication platform. The agreements confirm a non- exclusive licensing agreement for two years with provisions to structure a merge or acquisition purchase in which the two companies would operate as one, commencing on October 30, 2001. As of October 2002 we are seeking board approval for contacts tendered for 100% ownership of the software plus assumption of a Karunga liability to one of Karunga's shareholders. We expect to have the transaction consummated in the 2nd quarter of the Company's fiscal year. With these contracts in place it essentially gives YTHK and Karunga the ability to complete the acquisition of Karunga by YTHK.

Y3K, Inc. has entered into two Agreements with Market Matrix, Inc., the developer of Commerce Manager; a Strategic Alliance Agreement and a Licensing
Agreement.   We have rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. Market Matrix is a software development company and has developed Internet commerce software. The Agreement calls for the mutual marketing of their Commerce Manager and our Market Portal and the integration of the two products.

Competition
-----------

  MarketPortal -
  ------------

The market for tools with which to manage data is somewhat less defined than the IM market, but no less real. Corporate survival today often depends on having a database infrastructure that effectively allows for optimum use of their data. To prosper, e-commerce companies must convert this basic business need into processes that are sufficiently automated to allow maximum efficiency.

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

Portal Products:
---------------

   1) Oracle 9iAS Portal - $100,000
   2) BowStreet - Business Web Portal Solutions - starts at $300,000
   3) Castell Frameworks(tm)
   4) Gauss - VIP Portal Manager
   5) IBM - WebSphere Portal Server $272,000
   6) BEA - WebLogic Portal

   CommerceManager -
   ---------------

Commerce Servers - Crowded Space:
---------------------------------
Current Analysis estimated that over 100 companies provide commerce servers. However, nearly all of these companies are loyal to a non-ColdFusion( application server. The majority of companies that offer an application server also offer a commerce server. Largely, these companies are attempting to offer application servers, packaged applications, and visual tools. Bundled together, the majority of solutions cost well-over $500,000. These prices are too high for the medium sized businesses. Furthermore, the solutions provided are too labor intensive for any other than Fortune 100 companies to maintain.

   * Blue Martini Customer Interaction System
   * BroadVision Retail Commerce Suite
   * IBM Websphere Commerce Suite
   * iPlanet Commerce Application Suite
   * Microsoft Commerce Server 2000
   * Oracle Procure-to-Pay - $235,000

   Y3K ICS -
   -------
Competition in the consumer IM market is fierce. Dominated by large players such as Yahoo, AOL, and Microsoft, the consumer market is not an Y3K focus. However, the competition in the consumer market clearly demonstrates the acceptance of and need for this type of communication vehicle - for both the consumer market and other markets as well.

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

IM Competition for ICS:
----------------------

   1. Jabber IM
   2. Lotus Sametime
   3. Microsoft Office XP
   4. NetLert IM
   5. 2WAY Interactive MessagingTM
   6. Bantu Messenger
   7. Ikimbo Omniprise(tm)

   A. AffiliateTracker -
   -------------------

Affiliate Program Competition for AffiliateTracker:
--------------------------------------------------

   1. Linkshare
   2. B Central
   3. my affiliate program
   4. AffiliateShop.Com
   5. The Internet Marketing Center - AssocTrak
   6. QuickPayPro.com
   7. ReferralSoftware.com


Employees
---------

We currently have four full-time employees. Our president, Mr. King Cole, and our VP/secretary, James Stephens, provide their services on a full-time basis. We also have a full time office manager and receptionist. Our other directors and officers provide their services to us on a part-time basis.
We entered into employment agreements as of July 1, 2001 with Mr. Cole and Mr. Stephens, which provided for monthly remuneration during the year ended June 30, 2002 for $5,000 per month, to be paid as funds were available.
We were only able to pay a portion of those wages pertaining to the current fiscal year ended June 30, 2002, in the amounts of $22,000 each to Mr. Cole and Mr. Stephens. We have expensed the balance of unpaid wages ($38,000 each) and credited additional paid in capital. The agreements provided that no accumulation of unpaid wages would inure for the benefit of these officers. Effective July 1, 2002, each of the above officers agreed to reduce their monthly remuneration to $4,000 per month, with the caveat that any future unpaid wages would accumulate and become a Company liability until paid. We have no agreement with our directors regarding compensation for their services. Mr. Leon Caldwell is our Treasurer and provides his services on an as needed basis. Mr. Caldwell has no written employment agreement with us. We do not pay our directors any compensation for serving as directors.

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

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE.

Although we were founded in 1999, we restructured our business plan in 2001, changing our focus from mineral property exploration to computer software development and marketing. From our inception on March 4, 1999 to December 31, 2001 we have incurred losses totalling $67,233. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To date, we have not been profitable.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Independent Auditor's report to our audited financial statements for the period ended December 31, 2001 indicates that there is substantial doubt about our ability to continue as a going concern. We will need additional working capital for our business plan to be successful and to service our current debt. If we are not able to continue as a going concern, it is likely that shareholders will lose their investments.

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

WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL.

We currently have negligible unallocated working capital. In order for our business plan to succeed, we must raise additional financing through the sale of its equity. Our current plan of operations calls for expenditures totalling $2,564,000 during the next 12 months in connection with proposed marketing campaigns, the purchase and lease of equipment and administrative costs. While we can maintain our present operations for approximately $750,000 per year, this amount would not permit us to further our potential business growth

There is no assurance that we will be able to raise equity capital in an amount which is sufficient to continue operations. We do not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of our common stock on terms that have not yet been established.

WE MAY ENCOUNTER RISKS ASSOCIATED WITH RAPID GROWTH.

The Company may encounter a period of rapid growth as it attempts to expand its business in the United States computer software market and potentially acquire interests in other high-technology companies with compatible products and services. In such circumstances, the Company would have to address possible strains that an increase in products, staff and operations may place upon its management and operational resources. The Company's ability to manage growth effectively will require the Company to integrate successfully Y3K's business and administrative operations into one dynamic management structure.

The Company's growth will be impeded if it is unable to raise sufficient capital, estimated to be $2,564,000, in order fund its business plan. However, the Company cannot assure investors that adequate revenues will be generated. In the absence of projected revenues, the Company may be unable to proceed with its plan of operation. Even without significant revenues within the next twelve months, the Company still anticipates being able to continue with our present activities, but it will require financing to potentially achieve its goal of profit, revenue and growth.


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

Dividends
---------

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

Our ability to raise additional capital will come from the following potential sources:

   1. The Company is anticipating obtaining an equity line of credit. This line of credit will be the result of a registration statement being filed for the use by an investment company. Shares will be sold, without restriction, to the investment company and they will in turn fund a percentage of the average bid price of our stock over the past several days. This method of financing is anticipated to be in place by the end of the year.

   2. Additional equipment for the Company will be purchased under operating lease agreements when possible, or if necessary will be purchased for cash as cash flow permits.

   3. The Company has been successful in obtaining short-term loans from shareholders and shall continue to seek short-term funds in order to cover the monthly operating costs. Until such time as revenues are sufficient to cover our projected overhead, the Company will minimize all operating costs and personnel costs.


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

In the fiscal year ended December 31, 2001, we incurred a net loss of $16,571. This loss consisted of management fees totaling $4,500, accounting and audit fees of $3,775, rent of $2,700, transfer agent fees of $2,395, Edgar filing fees of $1,203, office expenses of $1,152, telephone costs of $900 and bank charges of $126.

As compared with our fiscal year ended December 31, 2000, management fees, rent and office costs decreased in the current year due to our lack of operations. Accounting fees increased from $2,725 to $3,775 in 2001. Overall our net loss in 2001 decreased to $16,751 from $20,327 in 2000.

Since incorporation, we have funded our operations through private equity financings. As at December 31, 2001, our assets were recorded at $45 consisting entirely of cash. Our liabilities totaled $25,788, consisting of a $17,000 loan from a director of Y3K, Inc., a $1,200 loan from Y3K, Inc., accounts payable totaling $6,688 and a loan payable of $900.

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

Salt Lake City, Utah                           /s/  Andersen Andersen & Strong
March 15, 2001

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


Vancouver, B.C.
                                           /s/ Morgan & Company
April 12, 2002                            Chartered Accountants

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                        (An Exploration Stage Company)

BALANCE SHEET

-------------------------------------------------------------------------------------------
                                                                   DECEMBER 31
                                                             2001              2000
-------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                       $       45       $       -
===========================================================================================

LIABILITIES

Current
   Accounts payable                                           $    6,688       $   5,792
   Payable to related party                                       18,200          11,300
   Loans payable                                                     900               -
                                                              --------------------------
                                                                  25,788          17,092
                                                              --------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
      200,000,000 common shares, par value $0.001 per share

   Issued and outstanding:
      27,688,500 common shares at December 31, 2001 and
      27,688,500 common shares at December 31, 2000               27,689          27,689

   Additional paid-in capital                                     13,801           5,701

Deficit                                                          (67,233)        (50,482)
                                                              --------------------------
                                                                 (25,743)        (17,092)
                                                              --------------------------
                                                              $       45       $       -
===========================================================================================

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                        (An Exploration Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT

------------------------------------------------------------------------------------------
                                                                             INCEPTION
                                                                              MARCH 4
                                             YEAR ENDED                       1999 TO
                                           DECEMBER 31                      DECEMBER 31
                                        2001            2000                    2001
------------------------------------------------------------------------------------------
Expenses
   Accounting and audit              $   3,775          $   2,725            $   13,250
   Bank charges                            126                125                   473
   Consulting                                -                  -                 3,950
   Edgar filing fees                     1,203                782                 3,771
   Geology report                            -                  -                 1,200
   Incorporation costs written off           -                  -                   670
   Legal                                     -                  -                 2,500
   Management fees                       4,500              6,000                15,500
   Office                                1,152              3,574                 3,070
   Rent                                  2,700              3,600                 9,300
   Staking fees                              -                  -                 3,194
   Telephone                               900              1,200                 3,100
   Transfer agent                        2,395              2,321                 7,255
                                     ---------------------------------------------------

Net Loss For The Year                   16,751             20,327            $   67,233
                                                                             ===========

Deficit, Beginning Of Year              50,482             30,155
                                     ----------------------------

Deficit, End Of Year                 $  67,233          $  50,482
=================================================================

Net Loss Per Share                   $    0.01          $    0.01
=================================================================

Weighted Average Number Of Common
Shares Outstanding                    27,688,500       27,688,500
=================================================================

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                       (An Exploration Stage Company)

STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                                INCEPTION
                                                                                 MARCH 4
                                                YEAR ENDED                       1999 TO
                                               DECEMBER 31                      DECEMBER 31
                                           2001            2000                    2001
---------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net loss for the year                 $ (16,751)        $  (20,327)          $  (67,233)

Adjustments To Reconcile Net Loss To
   Net Cash By Operating Activities
      Accounts payable                         896              3,542                6,688
      Payable to related party               6,900              5,300               18,200
      Capital contribution - expenses        8,100             10,800               27,900
                                         -------------------------------------------------
                                              (855)              (685)             (14,445)
                                         -------------------------------------------------

Cash Flows From Financing Activities
   Loans payable                               900                  -                  900
   Common stock issued                           -                  -               13,590
                                         -------------------------------------------------
                                               900                  -               14,490
                                         -------------------------------------------------

Increase (Decrease) In Cash                     45               (685)                  45

Cash, Beginning Of Year                          -                685                    -
                                         -------------------------------------------------

Cash, End Of Year                        $      45         $        -           $       45
==========================================================================================

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                        (An Exploration Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY

DECEMBER 31, 2001
-----------------

-------------------------------------------------------------------------------------------------
                                                                           DEFICIT
                                            COMMON STOCK                 ACCUMULATED
                                   --------------------------------      DURING THE
                                   NUMBER               ADDITIONAL       DEVELOPMENT
                                    OF                   PAID-IN            STAGE
                                  SHARES      AMOUNT     CAPITAL                        TOTAL
-------------------------------------------------------------------------------------------------

Balance, March 4, 1999
(date of inception)                 -       $       -     $       -        $     -      $     -

Issuance of common stock
for cash at $0.0004 -
March 14,1999                  12,625,000     12,625         (7,575)             -        5,050

Issuance of common stock
for cash at $0.0004 -
March 16, 1999                 15,000,000     15,000         (9,000)             -        6,000

Issuance of common stock
for cash at $0.04 -
March 27, 1999                     63,500         64          2,476              -        2,540

Capital contributions -
expenses - related parties              -          -          9,000              -        9,000

Net operating loss for the
period from March 4, 1999
to December 31, 1999                    -          -              -        (30,155)     (30,155)
                               -----------------------------------------------------------------

Balance, December 31, 1999     27,688,500     27,689         (5,099)       (30,155)      (7,565)

Capital contributions -
expenses - related parties              -          -         10,800              -       10,800


Net operating loss for the
year ended December 31, 2000            -          -              -        (20,327)     (20,327)
                               -----------------------------------------------------------------

Balance, December 31, 2000     27,688,500     27,689          5,701        (50,482)     (17,092)

Capital contributions -
expenses - related parties              -          -          8,100              -        8,100

Net operating loss for the
year ended December 31, 2001            -          -              -        (16,751)     (16,751)
                               -----------------------------------------------------------------

Balance, December 31, 2001     27,688,500   $27,689       $  13,801        $(67,233)    $(25,743)
                               =================================================================

                                   21

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

   f) Amortization of Capitalized Mineral Claims Costs

   Costs of acquisition, exploration,carrying and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a commercially minable ore reserve ready for production are capitalized and amortized over the life of the mineral deposit, or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment will be capitalized and depreciated over their useful lives.

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


                         Annual Compensation                       Long Term Compensation (1)
                         -------------------                       ----------------------                  All Other
Name        Title       Year    Salary    Bonus   Other Annual   Restricted Stock  Options/  LTIP        Compensation
                                                  Compensation   Awarded           SARs (#)  payouts ($) Paid (Draws)
King Cole  President   2001     $0         0          0             0               0         0            0
                       2000     $0         0          0             0               0         0            $17,500
                       1999     $0         0          0             3,500,000       0         0            0

James      Secretary   2001     $0         0          0             0               0         0            0
Stephens      and      2000     $0         0          0             0               0         0            $5,500
           Director    1999     $0         0          0             2,750,000       0         0            0

Leon       Treasurer   2001     $0         0          0             0               0         0            0
Caldwell               2000     $0         0          0             0               0         0            0
(2)                    1999     $0         0         $0             750,000         0         0            0



(1) These options vest at the rate of 1/36th per month commencing January 2001. Vesting will continue as long as each individual retains an active role in the Company. Upon termination, voluntary or involuntary, vesting will cease effective the month of termination.
(2) Mr. Caldwell has no direct ownership in any shares or in any options. All shares are available to Equity Holdings and Investment, Ltd, a family limited partnership, in which Mr. Caldwell wife has a beneficial ownership of 60% of vested options and Mr. Caldwell's children have the remaining beneficial interest in vested options.

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

Section 16 of the Exchange Act requires that our directors, officers and persons who own more than 10% of the Company's common stock file initial reports of ownership and reports of changes in ownership with the U. S. Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by U. S. Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based on our discussions with certain reporting persons, we are advised that during its fiscal year ended December 31, 2001, Mr. Chris Paterson complied with all Form 3, 4 or 5 filings as required.

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


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at April 15, 2002 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. If there is no address to the contrary, the business address of each of the following persons is 108 West Stewart Avenue, Puyallup, Washington, 98371. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                      Name and Address        Amount and Nature    Percent
Title of Class        of Beneficial Owner     of Beneficial Owner  of Class

Common                James Bruce                3,821,813          8.99%
                      114-2274 Folkstone Way
                      West Vancouver, BC Canada
                      V7S2X7

Common                E. Del Thachuk             3,821,813          8.99%
                      34-3387 King George Hwy
                      Surrey, BC Canada V4P1B7

Common                Jeff Haberman (1)          2,556,806          6.27%

Common                Stanley Stone              2,944,444          7.22%

Common                James Stephens             2,548,611          6.25%

Common                King Cole                  2,177,778          5.34 %

Common                Shannon Smith                None             0.0%

Common                Leon M. Caldwell (2)         804,167          1.97%


DIRECTORS AND                                    8,475,000         20,78%
OFFICERS AS A
GROUP

(1) Mr. Haberman personally owns 1,354,167 common shares. Timothy Neuman retains the voting rights for the 1,354,167 common shares until 2008. In addition, Mr. Haberman has a vested interest in the JANT family trust which owns 1,645,833 common shares. The JANT family trust also has vested options of 944,444 common shares. Of the common shares owned and options vested by the JANT family trust, Mr. Haberman has an additional beneficial ownership of 472,222 common shares. Mr. Haberman does not have the right to exercise any of the JANT family trust options without the consent of all the trust's trustees.

(2) Mr. Caldwell has no direct ownership of common shares, however, his wife and children through a family limited partnership own 750,000 common shares and have vested options for 590,278 common shares. Mr. Caldwell's wife has 100% ownership of the sole general partner of the family limited partnership, as her sole and separate property, and has a beneficial ownership of 590,278 common shares, including vested options. The children of the family limited partnership own 536,111 common shares, including vested options.

-------------------------------------------------------------------------------
The percent of class is based on 40,788,500 shares of common stock issued and outstanding as of April 15, 2002.

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

ITEM 13:  EXHIBITS AND REPORTS

EXHIBIT
NUMBER                  DESCRIPTION
------------            -------------------

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


Y3K Secure Enterprise Software, Inc.


By   /s/ King Cole
     -------------
     King Cole
     President
     Date: February 24, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ James Stephens
     ------------------
     James Stephens
     Secretary & Director
     Date: February 24, 2003

By   /s/ Shannon Smith
     -----------------
     Shannon Smith
     Director
     Date: February 24, 2003

By   /s/ Stanley Stone
     -----------------
     Stanley Stone
     Director
     Date: February 24, 2003

By   /s/ Leon Caldwell
     -----------------
     Leon Caldwell
     Treasurer
     Date: February 24, 2003