Form 10QSB/A
period 2002-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-03-12
CIK 1082673

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB
                          -----------
                           AMENDMENT
                            NO. 1 TO
                          FORM 10-QSB
                          -----------


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to

                     Commission File Number     333-51366



                     Y3K SECURE ENTERPRISE SOFTWARE, INC.
    -------------------------------------------------------------------
     (Exact name of small Business Issuer as specified in its charter)


         Nevada                                         98-0233878
---------------------------------             ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                  108 West Stewart Avenue, Puyallup, Washington, 98371
       ----------------------------------------------------------------------
                     (Address of principal executive offices)

                                  604-727-8402
                                -----------------
                  Issuer's telephone number, including area code

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




                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                         CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2002

                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
                        (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------
                                                  MARCH 31        DECEMBER 31
                                                    2002              2001
-------------------------------------------------------------------------------
ASSETS

Current
   Cash                                        $   52,051        $   13,915

Deposits                                           50,000            25,000
Capital Assets                                     10,688            11,871
                                               ----------------------------
                                               $  112,739        $   50,786
===============================================================================
LIABILITIES

Current
   Accounts payable and accrued liabilities    $  573,570        $  529,600
   Payable to related parties                     221,600           112,500
   Loan payable                                   147,137           147,137
                                               ----------------------------
                                                  942,307           789,237
                                               ----------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     200,000,000 common shares, par value
      $0.001 per share

   Issued and outstanding:
     40,788,500 common shares at
     March 31, 2002 and 27,688,500 common
     shares at December 31, 2001                   40,788            27,689

   Additional paid-in capital                   2,195,742         2,208,841

Deficit                                        (3,066,098)       (2,974,981)
                                               ----------------------------
                                                 (829,568)         (738,451)
                                               ----------------------------
                                               $  112,739        $   50,786
===============================================================================

                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
                           (A Development Stage Company)

                  CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

-------------------------------------------------------------------------------
                                   THREE MONTHS ENDED            INCEPTION TO
                                       MARCH 31                    MARCH 31
                                 2002          2001                  2002
-------------------------------------------------------------------------------
Revenues                     $    2,575      $        -         $     129,301

Expenses                         65,376          97,201            (2,898,576)

Operating Loss                  (62,801)        (97,201)           (2,769,275)

Other Income (Expense)                2           2,586              (271,080)

Net Loss For The Period      $  (62,799)     $  (94,615)        $  (3,040,355)
===============================================================================

Net Loss Per Share           $    (0.01)     $    (0.01)
========================================================

Weighted Average Number Of
Common Shares Outstanding      28,913,500     27,688,500
========================================================

                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
                           (A Development Stage Company)

                         CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED            INCEPTION TO
                                                       MARCH 31                    MARCH 31
                                                 2002          2001                  2002
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                    $    (62,799)   $   (94,615)       $ (3,040,355)

Adjustments To Reconcile Net Loss To
  Net Cash By Operating Activities
   Depreciation and amortization                      1,184            625              32,824
   Write off leasehold improvements                       -              -              14,881
   Write off notes receivable                             -              -              48,000
   Write off investment                                   -              -              25,000
   Loss from default under equipment leases               -              -             142,955
   Stock issued for other than cash                       -              -             118,127

   Change in assets and liabilities
     Deposits                                       (25,000)             -             (50,000)
     Accounts payable and accrued liabilities        34,751         72,440             541,139
                                               -----------------------------------------------
                                                    (51,864)       (21,550)         (2,167,429)
                                               -----------------------------------------------

Cash Flows From Investing Activities
   Purchase of equipment and property                     -              -            (151,470)
   Advances on notes receivable                           -              -             (40,000)
   Investment in Humanicom, Inc.                          -              -             (25,000)
                                               -----------------------------------------------
                                                          -              -            (216,470)
                                               -----------------------------------------------

Cash Flows From Financing Activities
   Loan payable                                           -              -             147,137
   Principal payments on capital lease obligations        -              -             (20,970)
   Payable to related parties                        90,000              -             202,500
   Share capital                                          -              -           2,107,283
                                               -----------------------------------------------
                                                     90,000              -           2,435,950
                                               -----------------------------------------------

Net Increase (Decrease) In Cash And Cash
 Equivalents                                         38,136        (21,550)             52,051

Cash And Cash Equivalents, Beginning Of
 Period                                              13,915        127,649                   -

Cash And Cash Equivalents, End Of Period       $     52,051    $   106,099        $     52,051
==============================================================================================

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
                                                     ===========

3. CHANGES EVENTS AND TRANSACTIONS

During the quarter ended March 31, 2002, the Company provided an additional $25,000 toward the development of its ICS system through its licensing Agreement with Karunga, Inc. The total advanced for continued improvements totaled $50,000 at the March 31, 2002 quarter end. Cash increased by $40,000 as a result of additional funds provided from loans by a shareholder. The loan from related party increased from $112,500 at year end to $221,600 at the March 31, 2002 period end for a net cash inflow of $109,100. Account payable increased primarily due to the continuing accrual of unpaid rent at the rate of $11,000 per month for the facility that was vacated a year earlier.

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

In the three-month period ended March 31, 2002, we incurred a net loss of $62,799. This loss is compared to the comparable quarter for the prior year in which the Company had a net loss of $94,615. The most significant reduction in the operating loss consisted of a rent decrease of $20,578 over the prior year quarter and a reduction in consulting services cost of $11,516. The remaining loss consisted of business operation and administrative expenses. During the quarter ended March 31, 2002, we realized revenue of $2,575 from the sale of our ICS product to a winery

Since incorporation, we have funded our operations through private loans and equity financings. As at March 31, 2002, our assets were recorded at $112,739 consisting of cash ($52,051), deposits ($50,000) and capital assets. Our liabilities totaled $942,307, consisting of a $573,570 in accounts payable and accrued liabilities, $221,600 in related party payables and a loan payable of $147,137.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        Pursuant to the Company's acquisition of Y3K, Inc., the issued capital of Y3K, being 12,789,792 shares of common stock and 5,291,582 shares of preferred stock was exchanged for 13,100,000 shares of newly issued restricted common stock of the Company. The balance of the shares comprising a 1 for 1 exchange of common shares and preferred shares (4,981,374) were provided by assignment of already issued restricted common shares. These shares were issued pursuant to Section 4(2) of the Securities Act. Section 4(2) applies to transactions by an issuer that do not involve any public offering.

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

        We filed the following reports on Form 8-K during the three-month period ended January 31, 2002:

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