Form 10QSB
period 2003-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-05-20
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the transition period                  to

                    Commission File Number     000-26709

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
    ------------------------------------------------------------------------
         (Exact name of small Business Issuer as specified in its charter)


                  Nevada                                   98-0201259
        ---------------------------             ------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

              108 West Stewart Avenue, Puyallup, Washington, 98371
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                (253) 284-2935
                               -----------------
                 Issuer's telephone number, including area code

                                      N/A
            ---------------------------------------------------------
            (Former name, former address and former fiscal year, if
                        changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days              [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,946,280 shares of $0.001 par value common stock outstanding as of April 30, 2003.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



                   Y3K SECURE ENTERPRISE SOFTWARE, INC.
                       (A Development Stage Company)


                     CONSOLIDATED FINANCIAL STATEMENTS


                           MARCH 31, 2003

                   Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (A Development Stage Company)

                       CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------
                                                   MARCH 31          JUNE 30
                                                     2003              2002
----------------------------------------------------------------------------------
ASSETS

Current
   Cash                                          $    2,665           $    10,722
   Accounts receivable                                  571                     -
   Deposit on Karunga Acquisition (See Note 2)       50,000                     -
Capital Assets                                        5,952                 9,504
                                                 ----------           -----------
                                                 $   59,188           $    20,226
                                                 ==========           ===========

LIABILITIES

Current
   Accounts payable and accrued liabilities      $  574,489           $   510,963
   Loans payable to shareholders (See Note 3)       322,500                     -
   Loan payable to bank                             155,666               155,666
   Current portion of capital lease obligations     121,565               121,565
                                                 ----------           -----------
                                                  1,174,220               788,194

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     200,000,000 common shares, par value
     $0.001 per share

   Issued and outstanding:
      51,946,280  common shares at  March 31,
      2003 and 42,518,500  June 30, 2002             51,946                42,519

   Additional paid-in capital                     2,725,527             2,492,511

Deficit                                          (3,892,505)           (3,302,998)
                                                 -----------           -----------
                                                 (1,115,032)             (767,968)
                                                 -----------           -----------
                                                 $   59,188            $   20,226
                                                 ===========           ===========
-----------------------------------------------------------------------------------

                   Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (A Development Stage Company)


             CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

---------------------------------------------------------------------------------------------------
                                     Three Months Ended       Nine Months Ended     Inception To
                                         March 31                 March 31            March 31
                                     2003        2002        2003         2002          2003
---------------------------------------------------------------------------------------------------
Revenues                             1,783        2,575          2,214       1,750       138,658

Expenses                            82,874       65,376        591,719     378,793     3,993,594
                                  -----------------------------------------------------------------

Operating Loss                     (81,091)     (62,801)      (589,505)   (377,043)   (3,854,936)

Other Income (Expense)                   -            2                         89       (11,824)
                                  -----------------------------------------------------------------

Net Loss For Period                (81,091)     (62,799)      (589,505)   (376,954)   (3,866,760)
                                  =================================================================

Net Loss Per Share                     Nil          Nil        $(.01)      $(.01)
====================================================================================

Weighted Average Number of
Common Shares Outstanding         51,946,280    27,688,500   51,946,280   27,688,500
====================================================================================
---------------------------------------------------------------------------------------------------

                   Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (A Development Stage Company)

                   CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                                  INCEPTION
                                                                                                   MARCH 19
                                                 Three Months Ended      Nine Months Ended          1999 TO
                                                      March 31               March 31              MARCH 31
                                                  2003         2002      2003         2002           2003
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                     $  (81,091)   (62,799)   (589,505)   (376,954)    (3,866,760)

Adjustments To Reconcile Net Income To
Net Cash From Operating Activities
   Fair value of unpaid compensation                     -                      -                     96,000
   Depreciation and amortization                     1,184      1,184       3,551       3,554         37,559
   Write off leasehold improvements                      -                      -                     14,881
   Write off notes receivable                            -                      -                     48,000
   Write off investment                                  -                      -                     25,000
   Loss from default under equipment leases              -                      -                    142,955
   Stock issued for other than cash                      -                166,667                    284,914
   Change in accounts receivable                         -                   (571)                      (571)
   Stock issued for exercised options                    -                    776                        776
   Change in payables and accrued liabilities       72,499    124,751     386,026     473,825        955,902
                                                -------------------------------------------------------------
                                                    (7,408)    63,136     (33,056)    100,425     (2,261,344)
                                                -------------------------------------------------------------
Cash Flows From Investing Activities
   Purchase of equipment and property                    -          -           -           -       (151,470)
   Advances on notes receivable                          -          -           -           -        (40,000)
   Investment in Humanicom, Inc.                         -          -           -           -        (25,000)
                                                -------------------------------------------------------------
                                                         -          -           -           -       (216,470)
                                                -------------------------------------------------------------
Cash Flows From Financing Activities
   Loan payable                                          -                      -                    155,666
   Principal payments on capital leases                  -                      -                    (20,970)
   Capital contribution from Shareholder                 -                 75,000                     75,000
   Advance on purchase of Karunga                        -    (25,000)    (50,000)    (50,000)       (50,000)
   Issuance of common stock for cash                     -                      -                    204,150
   Issuance of preferred stock                           -                      -                  2,116,633
                                                -------------------------------------------------------------
                                                         -    (25,000)     25,000     (50,000)     2,480,479
                                                -------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash
 Equivalents                                        (7,403)    38,136      (8,057)     50,425          2,665

Cash And Cash Equivalents, Beginning Of Period      10,073     13,915      10,722       1,626              -
                                                -------------------------------------------------------------

Cash And Cash Equivalents, End Of Period        $   2,665   $  52,051       2,665     $52,051          2,665

                   Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2003

1. BASIS OF PRESENTATION

   The unaudited consolidated financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2002 audited financial statements and notes thereto.

2. ACQUISITION OF SUBSIDIARY

   Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction from the issued and outstanding shares provided by existing shareholders. Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002.

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

   The acquisition is summarized as follows:

   Current Liabilities
      Accounts payable               $     25,743
                                     ------------

   Net Asset Deficiency              $    (25,743)
                                     ============

3. SHAREHOLDER LOANS

   The Company has secured $322,500 in debt financing from three of its shareholders. $310,000 of this amount was secured during the nine months ending March 31, 2003. The loans are unsecured obligations of the Company with the outstanding principal balance of each of the loans bearing interest at the rate of 12% per annum, payable at maturity. As of May 15, 2003 all of the loans will reach maturity, and we do not expect to have the ability to pay the obligations. Each of the loans has been extended previously and we anticipate that the due dates will be extended again.

Item 2. Management's Discussion and Analysis

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Plan of Operation

During the nine month period ended March 31, 2003, we continued our attempts to raise the necessary funds to continue to conduct our business plan. We have been successful in securing $310,000 in private debt financing from three of our shareholders (See Note 3, to 3/31/03 Financial Statements).
These funds have been sufficient to fund our operations at a level that allowed us to further develop and enhance Fusion Pak, which is our suite of business software products, and to engage in marketing of Fusion Pak to a number of interested businesses. In addition to funding our operations, the funding also allowed us to contract with third party software developers for the development of certain enhancements to our Fusion Pak suite of software products. The enhancements to the software products have included further development of the software to refine the functionality and appearance of the suite of products; to better integrate the products into a single, seamless suite; and to install the enhanced products into beta testing sites. In order to continue operations we will need additional capital, the amount of which will be dependant in large part in our ability to increase our marketing efforts to begin to generate revenues in an amount that will reduce our ongoing need for additional capital investment.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

   * The Company is currently in negotiations with several individuals and private companies who are putting together a term sheet that may provide additional equity/debt to the Company by the end of May 2003. Without such capital infusion or loans available to the Company it is doubtful that the Company will have the ability to continue operations through the end of the fiscal year.

   * When and if additional capital funding has been secured by the Company, we plan to undertake an advertising, marketing, and sales campaign for the Fusion Pak suite of software products.

   * We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

   * We anticipate our monthly operating costs will be at a minimum of $50,000 until sales revenues can accommodate additional costs. Once the Company is up and operating with its sales and marketing campaign, the monthly overhead should increase to $150,000 per month.

   * We anticipate accomplishing at least two purchase agreements with technology companies; Market Matrix and Karunga, Inc, assuming that we are able to secure adequate capital financing.

We had a definitive purchase agreement with Market Matrix that expired on November 15, 2002 due to our inability to secure the necessary financing as required under that agreement. At the present time there has been no extension or renewal of that agreement and we are currently operating under a license agreement with Market Matrix. It is our hope that when and if we secure the necessary financing we will be able to renew the purchase agreement with Market Matrix under the same or substantially similar terms and conditions as the now expired agreement. We are currently operating under a license agreement with Karunga, Inc., but, anticipate having a definitive agreement for acquisition of Kuranga within the next quarter and anticipate closing that acquisition before the end of the fiscal year.

There is no guarantee that we will conclude agreements with either Market Matrix or Karunga, Inc. The terms of any definitive acquisition agreement that we might enter into for the acquisition of Karunga, Inc., and/or Market Matrix is likely going to require that we issue additional shares of our stock and assume all liabilities of Karunga and/or Market Matrix in order for us to complete any acquisition transaction(s).

In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a note Karunga previously issued to the non related party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. Karunga is in default on the note at December 31, 2002, and it is unlikely that Karunga will be able to cure that default in the near future. However, the lienholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note.

On August 15, 2002 we entered into the Equity Line of Credit Agreement with Cornell Capital, Inc., ("Cornell") which provides the opportunity for us to obtain up to $7,000,000 in equity financing during the next 24 months. In order to have access to the funds available under the equity line of credit we were required to register the shares that we sell to Cornell so that it can resell those shares without restriction. We began preparing a Form SB-2 Registration Statement seeking to register that number of shares of our common stock which we believe will be necessary for us to obtain the entire $7,000,000 in financing. However, because of a lower than anticipated trading price of the stock, in February, 2003 we delayed further work on the SB-2 Registration Statement. Accordingly no funds will be available to us under the Equity Line of Credit Agreement in the near future. We do not know when, if ever, that we will be able to continue and complete the SB-2 and access funds under the Equity Line of Credit. We do not intend to proceed with the registration until our common stock is trading at higher ranges than the trading ranges in recent months.

When and if we qualify the shares under a registration statement, the amount of financing available to us under the line of credit will be determined in part by our share price in the public securities markets. We can obtain up to $300,000 in equity financing in any month by providing notice to Cornell of our intention to take an advance under the equity line of credit.

We set the price for the shares that we are required to issue to Cornell to obtain the amount of the advance requested. However, if the closing price for our shares falls below the price we set in the notice in any of the five trading days following our issuance of the notice, then we are required to reduce the amount of the requested draw on a pro rata basis. Upon receipt of the shares, Cornell is required to provide us with the amount of funding requested, less a discount to Cornell of 6%. The shares we issue to Cornell will not be restricted and, subject to a restriction in the Equity Line of Credit Agreement that it must sell the shares in an orderly fashion, Cornell may immediately begin to sell some or all of the purchased shares into the marketplace. The sale of the shares is without recourse and we are under no obligation to Cornell to repurchase shares or guarantee the price of the shares after purchase. So long as we continue to meet certain conditions under the Equity Line of Credit Agreement we may periodically draw down on the line of credit for a period of 24 months, or until we have taken the maximum of $7,000,000 that is available to us under the Equity Line of Credit Agreement.

In connection with securing the Equity Line of Credit, we issued 1,666,667 common shares to Cornell Capital Partners, L.P. for consulting services associated with obtaining and finalizing the equity line of credit. The shares were valued at a price of $ .10 per share. This was the current bid price for our common stock on the date of issuance.

YTHK intends to use this type of financing sparingly since credit line draws will increase the number of our issued and outstanding shares, is likely to have a dilutive effect on our existing shareholders. Further, until our stock price is higher, it would take a substantial number of shares to be issued for even a minimal amount of funding under the equity credit line.
We will continue to focus our efforts towards increasing sales and revenues, which will reduce our need for additional capital as well as increase the intrinsic value of our stock which we hope will also cause an increase in the price for our stock in the forthcoming months.

If the funds available under the equity line are insufficient or unavailable, or we elect to not draw the amount of funds necessary to fund our cash needs. We need to raise additional funds. It is likely that this will require us to sell additional amounts of our shares, either common or preferred. If we are unable to secure additional infusions of either debt or equity financing in the amount sufficient to maintain our business, it will fail.

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

Results of Operations

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc.
Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002. The financial statements presented herein compares the three-month periods and the nine-month periods ended March 31, 2003 and March 31, 2002 based on the operations of Y3K, Inc. for the prior year and accordingly, our financial statements are now prepared on a consolidated basis and include the operations of Y3K, Inc.

In the three-month period ended March 31, 2003, we incurred a net loss of $81,091 as compared to a loss of $62,799 for the same period last year. The slight increase in the loss was due to higher of operation and administrative expenses. During the nine month period, we realized revenue of $2,214.

Since incorporation, we have funded our operations through private loans and equity financings. As at March 31, 2003, our assets were recorded at $59,188 consisting of cash ($2,665), and capital assets of $5,952 and an advance to Karunga, Inc., ($50,000) in our anticipation of acquiring Karunga, Inc., and its ICS technology. Our liabilities totaled $1,174,220, consisting of $574,489 in accounts payable and accrued liabilities, and loans payable to three shareholders of $322,500, a bank loan payable of $155,666 and lease obligations of $121,565.

The Company received a capital contribution in the amount of $75,000 during the nine month period ending March 31, 2003 from one of the shareholders that has advanced funds to us and now has a loan due of $287,500.

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

Item 3.     Controls and Procedures

	Within 90 days prior to the date of this quarterly report on Form 10-QSB for the third quarter ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic
SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2. Changes in Securities

During the quarter, the Company issued no additional common shares.


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

                                      Y3K SECURE ENTERPRISE SOFTWARE, INC.

Date:  May 20, 2003                   /s/ King Cole
                                      ------------------------------------
                                      King Cole, President

Date:  May 20, 2003                   /s/ Leon M. Caldwell
                                      -----------------------------------------
                                      Leon M. Caldwell, Chief Financial Officer

                         CERTIFICATION CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Y3K Secure Enterprise Software, Inc., for the quarter ended March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ King Cole
-------------------
King Cole
President

                        CERTIFICATION CHIEF FINANCIAL OFFICER

I, Leon M. Caldwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Y3K Secure Enterprise Software, Inc., for the quarter ended March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Leon M. Caldwell
--------------------
Leon M. Caldwell
Chief Financial Officer

                                                               Exhibit 99.1

                        CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President of the Company, certify, pursuant to par. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. par. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    KING COLE
-------------------
King Cole
Chief Executive Officer
May 20, 2003

                                                               Exhibit 99.2

                        CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission
(the "Report"), I, John G. Connors, Chief Financial Officer of the Company, certify, pursuant to par. 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. par. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    LEON  M. CALDWELL
-------------------------
Leon M. Caldwell
Chief Financial Officer
May 20, 2003