Form 10KSB/A
period 2001-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-10-02
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                             FORM 10-KSB
                             -----------
                              AMENDMENT
                              NO. 2 TO
                             FORM 10-KSB
                             -----------

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

                   Commission file number: 0-26709
                                           -------


                  Y3K SECURE ENTERPRISE SOFTWARE, INC.
                  ------------------------------------
        (Exact name of Registrant as specified in its charter)



          Nevada                              98-0201259
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

           108 West Stewart Avenue, Puyallup, Washington, 98371
           ----------------------------------------------------
                  (Address of principal executive offices)

                                 (253) 284-2935
                             ----------------------
             Registrant's telephone number, including area code

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

                        40,788,500 shares of common stock
                      ------------------------------------

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

Market
------

From a global e-Commerce perspective, according to TechStrategy(TM), from an article by Matthew R. Sanders dated April 18, 2000, revenues from both "business to business" and "business to consumer" operations will hit $6.8 trillion in 2004.


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

Based on Macromedia's widely supported ColdFusion(tm) platform, FusionPak can run on all major operating systems including Windows NT, UNIX, LINUX and Sun Solaris. FusionPak also supports leading industry-standard database servers such as Microsoft SQL Server, Informix and Oracle. We have no agreements with Macromedia. The ColdFusion platform is similar to Windows. In order to run a program under windows, you do not have to have a license agreement, the same is true with Macromedia, they simply have a platform that allows others to develop programs to run under their platform.

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

The FusionPak Enterprise Business Suite includes the below listed content (Note:
The Company does not have any patents, copyrights, service marks, trademarks, or trade secrets associated with the following modules, except as noted):

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

Karunga Technologies Corporation developed ICS and they have obtained a state of Utah regulation Trademark.


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

Y3K, Inc. has entered into two agreements with Karunga Technologies Corporation; a Software Development Agreement and a Software License and Joint Marketing Agreement. Karunga is the developer of the Y3K ICS, a high speed, efficient, peer to peer web based communication platform. The agreements confirm a non-exclusive licensing agreement for two years with provisions to structure a merge or acquisition purchase in which the two companies would operate as one, commencing on October 30, 2001. As of October 2002 we are seeking board approval for contacts tendered for 100% ownership of the software plus assumption of a Karunga liability to one of Karunga's shareholders. We expect to have the transaction consummated in the 2nd quarter of the Company's fiscal year. With these contracts in place it essentially gives YTHK and Karunga the ability to complete the acquisition of Karunga by YTHK.

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

Employees
---------

We currently have four full-time employees. Our president, Mr. King Cole, and our VP/secretary, James Stephens, provide their services on a full-time basis. We also have a full time office manager and receptionist. Our other directors and officers provide their services to us on a part-time basis. We entered into employment agreements as of July 1, 2001 with Mr. Cole and Mr. Stephens, which provided for monthly remuneration commencing June 30, 2001 at the rate of $5,000 per month, to be paid as funds were available. We have no agreement with our directors regarding compensation for their services. Mr. Leon Caldwell is our Treasurer and provides his services on an as needed basis. Mr. Caldwell has no written employment agreement with us. We do not pay our directors any compensation for serving as directors.

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

   ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the fiscal year ended December 31, 2001, we attempted to raise the necessary funds to conduct our business plan, namely exploring our Zeb Au property located near Zeballos, British Columbia on the west coast of Vancouver Island. Because we were unsuccessful in securing the required financing, we abandoned our business plan in early 2001 and began investigating potential acquisition opportunities. This led to our announcement on August 21, 2001 that we entered into an agreement to acquire all of the issued and outstanding securities of Y3K, Inc.

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

Results of Operations

In the fiscal year ended December 31, 2001, we allowed our interest in the Zeb Au mineral claims to lapse without either conducting the required assessment work or paying cash in lieu. On August 21, 2001, we entered into an agreement to acquire a 100% interest in Y3K, Inc., a private Washington State corporation that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors. However, we did not complete this acquisition as of December 31, 2001.Accordingly, our financial statements that form part of this registration statement, and the following discussion of our financial results for 2001, do not include financial data for Y3K, Inc.

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


Vancouver, B.C.
                                           /s/ Morgan & Company
April 12, 2002                            Chartered Accountants

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                      (An Exploration Stage Company)

BALANCE SHEET
-------------

----------------------------------------------------------------------------------------
                                                                   DECEMBER 31
                                                             2001              2000
----------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                       $       45       $       -
========================================================================================

LIABILITIES

Current
   Accounts payable                                           $    6,688       $   5,792
   Payable to related party                                       18,200          11,300
   Loans payable                                                     900               -
                                                              --------------------------
                                                                  25,788          17,092
                                                              --------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
      200,000,000 common shares, par value $0.001 per share

   Issued and outstanding:
      27,688,500 common shares at December 31, 2001 and
      27,688,500 common shares at December 31, 2000               27,689          27,689

   Additional paid-in capital                                     13,801           5,701

Deficit                                                          (67,233)        (50,482)
                                                              --------------------------
                                                                 (25,743)        (17,092)
                                                              --------------------------
                                                              $       45       $       -
========================================================================================

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   (Formerly The Zeballos Mining Company)
                       (An Exploration Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
-----------------------------------

----------------------------------------------------------------------------------------
                                                                             INCEPTION
                                                                              MARCH 4
                                             YEAR ENDED                       1999 TO
                                             DECEMBER 31                    DECEMBER 31
                                        2001            2000                    2001
----------------------------------------------------------------------------------------
Expenses
   Accounting and audit              $   3,775          $   2,725            $   13,250
   Bank charges                            126                125                   473
   Consulting                                -                  -                 3,950
   Edgar filing fees                     1,203                782                 3,771
   Geology report                            -                  -                 1,200
   Incorporation costs written off           -                  -                   670
   Legal                                     -                  -                 2,500
   Management fees                       4,500              6,000                15,500
   Office                                1,152              3,574                 3,070
   Rent                                  2,700              3,600                 9,300
   Staking fees                              -                  -                 3,194
   Telephone                               900              1,200                 3,100
   Transfer agent                        2,395              2,321                 7,255
                                     ---------------------------------------------------

Net Loss For The Year                   16,751             20,327            $   67,233
                                                                             ===========

Deficit, Beginning Of Year              50,482             30,155
                                     ----------------------------

Deficit, End Of Year                 $  67,233          $  50,482
=================================================================

Net Loss Per Share                   $    0.01          $    0.01
=================================================================

Weighted Average Number Of Common
Shares Outstanding                    27,688,500       27,688,500
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

                                       20

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

KING COLE, our President, age 50, joined Y3K in March 2000 and is responsible for overseeing all day-to-day operations, administration and human resources. Mr. Cole has earned a Bachelor of Arts degree in biological science from Gonzaga University and an M.B.S. from Washington State University. From 1991 to 1998 he was a regional manager for Jillian's, a national entertainment and hospitality chain. From 1998 to 2000 Mr.Cole owned and operated a business consulting sole proprietorship. He was a consultant for the City of Tacoma, WA, as well as other clients. Mr. Cole has managed large staffs and has held the position of general manager with several large businesses including Seattle's Schwartz Brothers restaurants.

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


                         Annual Compensation                       Long Term Compensation (1)
                         -------------------                       ----------------------                  All Other
Name        Title       Year    Salary    Bonus   Other Annual   Restricted Stock  Options/  LTIP        Compensation
                                                  Compensation   Awarded           SARs (#)  payouts ($) Paid (Draws)
King Cole  President   2001     $0         0          0             0               0         0            0
                       2000     $0         0          0             0               0         0            $17,500
                       1999     $0         0          0             3,500,000       0         0            0

James      Secretary   2001     $0         0          0             0               0         0            0
Stephens      and      2000     $0         0          0             0               0         0            $5,500
           Director    1999     $0         0          0             2,750,000       0         0            0

Leon       Treasurer   2001     $0         0          0             0               0         0            0
Caldwell               2000     $0         0          0             0               0         0            0
(2)                    1999     $0         0         $0             1,250,000       0         0            0



(1) These restricted stock options that were granted to the executives listed above were granted to the executives listed above were granted at the rate of $0.0001 and vest at the rate of 1/36th per month of total options granted commencing January 2001. Vesting will continue as long as each individual retains an active role in the Company. Upon termination, voluntary or involuntary, vesting will cease effective the month of termination.
(2) Mr. Caldwell has no direct ownership in any shares or in any options. All shares are available to Equity Holdings and Investment, Ltd, a family limited partnership, in which Mr. Caldwell wife has a beneficial ownership of 60% of vested options and Mr. Caldwell's children have the remaining beneficial interest in vested options.

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

By   /s/ James Stephens
     ------------------
     James Stephens
     Secretary and Director
     Date: April 15, 2002

By   /s/ Shannon Smith
     -----------------
     Shannon Smith
     Director
     Date: April 15, 2002

By   /s/ Stanley Stone
     -----------------
     Stanley Stone
     Director
     Date: April 15, 2002

By   /s/ Leon Caldwell
     -----------------
     Leon Caldwell
     Treasurer
     Date: April 15, 2002