Form 10QSB/A
period 2002-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-10-02
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                  -------------
                                    AMENDMENT
                                    NO. 2 TO
                                   FORM 10-QSB
                                  -------------


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

                                 253-284-2935
                                --------------
                 Issuer's telephone number, including area code

                                     N/A
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2002

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31          DECEMBER 31
                                                                                    2002                2001
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                                    $         52,051    $         13,915

Deposits                                                                               50,000              25,000
Capital Assets                                                                         10,688              11,871
                                                                                ------------------------------------

                                                                             $        112,739    $         50,786
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                $        573,570    $        529,600
     Payable to related parties                                                       221,600             112,500
     Loan payable                                                                     147,137             147,137
                                                                                ------------------------------------
                                                                                      942,307             789,237
                                                                                ------------------------------------

shareholderS' DEFICIENCY

Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:
          40,788,500 common shares at March 31, 2002 and
          27,688,500 common shares at December 31, 2001                                40,788              27,689

    Additional paid-in capital                                                      2,195,742           2,208,841

Deficit                                                                            (3,066,098)         (2,974,981)
                                                                                ------------------------------------
                                                                                     (829,568)           (738,451)
                                                                                ------------------------------------

                                                                             $        112,739    $         50,786
====================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT



--------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                INCEPTION TO
                                                                      MARCH 31                       MARCH 31
                                                             2002                 2001                 2002
--------------------------------------------------------------------------------------------------------------------

Revenues                                              $           2,575    $          -         $        129,301

Expenses                                                         65,376               97,201          (2,898,576)
                                                         -----------------------------------------------------------

Operating Loss                                                  (62,801)             (97,201)         (2,769,275)

Other Income (Expense)                                                2                2,586            (271,080)
                                                         -----------------------------------------------------------

Net Loss For The Period                               $         (62,799)   $         (94,615)   $     (3,040,355)
====================================================================================================================


Net Loss Per Share                                    $          (0.01)    $          (0.01)
===============================================================================================


Weighted Average Number Of Common Shares Outstanding
                                                             28,913,500           27,688,500
===============================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                         (An Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED            INCEPTION TO
                                                                           MARCH 31                   MARCH 31
                                                                     2002            2001               2002
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                                   $     (62,799)  $      (94,615)  $     (3,040,355)

Adjustments To Reconcile Net Loss To Net Cash By Operating
  Activities
     Depreciation and amortization                                      1,184              625             32,824
     Write off leasehold improvements                                    -               -                 14,881
     Write off notes receivable                                          -               -                 48,000
     Write off investment                                                -               -                 25,000
     Loss from default under equipment leases                            -               -                142,955
     Stock issued for other than cash                                    -               -                118,127

     Change in assets and liabilities
         Deposits                                                     (25,000)           -                (50,000)
         Accounts payable and accrued liabilities                      34,751           72,440            541,139
                                                                   -------------------------------------------------
                                                                      (51,864)         (21,550)        (2,167,429)
                                                                   -------------------------------------------------

Cash Flows From Investing Activities
     Purchase of equipment and property                                  -               -               (151,470)
     Advances on notes receivable                                        -               -                (40,000)
     Investment in Humanicom, Inc.                                       -               -                (25,000)
                                                                   -------------------------------------------------
                                                                         -               -               (216,470)
                                                                   -------------------------------------------------

Cash Flows From Financing Activities
     Loan payable                                                        -               -                147,137
     Principal payments on capital lease obligations                     -               -                (20,970)
     Payable to related parties                                        90,000            -                202,500
     Share capital                                                       -               -              2,107,283
                                                                  --------------------------------------------------
                                                                       90,000            -              2,435,950
                                                                  --------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents
                                                                       38,136          (21,550)            52,051

Cash And Cash Equivalents, Beginning Of Period
                                                                       13,915          127,649             -
                                                                  --------------------------------------------------

Cash And Cash Equivalents, End Of Period                        $      52,051   $      106,099   $         52,051
====================================================================================================================

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

     The acquisition is summarized as follows:

    Current Liabilities
         Accounts payable                        $      25,743
                                                 -------------

    Net Asset Deficiency                         $     (25,743)
                                                 =============


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

In the three-month period ended March 31, 2002, we incurred a net loss of $62,799. This loss is compared to the comparable quarter for the prior year in which the Company had a net loss of $94,615. The most significant reduction in the operating loss consisted of a rent decrease of $20,578 over the prior year quarter and a reduction in consulting services cost of $11,516. The remaining loss consisted of business operation and administrative expenses. During the quarter ended March 31, 2002 , we realized revenue of $2,575 from the sale of our ICS product to a winery

Since incorporation, we have funded our operations through private loans and equity financings. As at March 31, 2002, our assets were recorded at $112,739 consisting of cash ($52,051), deposits ($50,000) and capital assets. Our liabilities totaled $942,307, consisting of a $573,570 in accounts payable and accrued liabilities, $221,600 in related party payables and a loan payable of $147,137.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

         Pursuant to the Reverse Acquisition Agreement, the issued capital of Y3K, Inc. was 12,789,792 shares of common stock and 5,291,582 shares of preferred shares. Under Section 4(2) of the Securities Act of 1933 13,100,000 newly issued common shares of Zeballos Mining Company were issued in exchange for all of the issued and outstanding shares of Y3k, Inc. both common and preferred. In order to provide the shareholders of Y3k, Inc., a 1 to 1 exchange for their total outstanding shares with equal treatment between common and preferred, an additional (4,981,374) were provided to existing Y3k, Inc., shareholders from already issued restricted common shares in the hands of shareholders of Zeballos Mining Company. Since Section 4(2) of the Securities Act of 1933 applies to the share exchange, as it is a transaction by an issuer, no public offering was involved.


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

            b) Current report and amended current report on Form 8-K filed April 15, 2002 and April 22, 2002 respectively regarding our change of auditor from Andersen, Andersen & Strong, L.C. to Morgan and Company, Chartered Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                 /s/ King Cole
                              -------------------
                              King Cole, President