Form 10KSB/A
period 2002-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-10-02
CIK 1082673

1

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               -----------------
                                    AMENDMENT
                                    NO. 1 TO
                                   FORM 10-KSB
                               -----------------

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2002
                                             -------------
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

  For the transition period from _________________ to __________________

                         Commission file number: 0-26709


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      ------------------------------------
            (Exact name of Registrant as specified in its charter)



     Nevada                                                  98-0201259
     ------                                      ------------------------------
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

           Securities to be registered pursuant to Section 12(b)of the Act:

    Title of each class                           Name of each exchange on which
    to be so registered                           each class is to be registered

          None                                                      None

Securities to be registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes   X                                No _____
                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year:                 Nil
                                                          ---------------------

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

                        42,518,500 shares of common stock
                        ---------------------------------

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................11
ITEM 3:  LEGAL PROCEEDINGS....................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12
ITEM 7:  FINANCIAL STATEMENTS.................................................14
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE........................................17
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........18
ITEM 10:  EXECUTIVE COMPENSATION..............................................19
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......20
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21
ITEM 13:  EXHIBITS AND REPORTS................................................22

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

The  FusionPak  Enterprise  Business  Suite  includes the below listed  content:
(Note: The Company does not have any patents, copyrights, service marks, trademarks or trade secrets associated with the following modules, except as noted): :

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

Our primary revenue model consists of a global value added reseller network where our products are distributed as packages with telecommunication and financial services. We currently license FusionPak as follows:

|X| Enterprise Server Licenses -Average sale: $85,000 per module / $255,000 for the entire software package
|X|      Per Use Licenses - $10,000 per store module,
|X|      Individual ICS  - Average individual sale $2,000

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

     MarketPortal-
     ------------

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

Some of the key competitive  factors for success in this market segment are:

|X| Value - Performance capabilities at the right price
|X| Ease of integration with existing infrastructure systems
|X| Customization through additional modules
|X| Ease of use and maintenance
|X| Scalability to manage foreseeable growth

Although competition is fierce in virtually every market segment today, MarketPortal fits the needs of a large number of companies who need to upgrade from desktop applications or other smaller programs to a more customizable and scalable system.


Portal Products:
---------------

1)       Oracle 9iAS Portal - $100,000
2)       BowStreet - Business Web Portal Solutions - starts at $300,000
                     -----------------------------
3)       Castell Frameworks(TM)
4)       Gauss - VIP Portal Manager
5)       IBM - WebSphere Portal Server $272,000
6)       BEA - WebLogic Portal

     CommerceManager -
     ------------------
Commerce Servers - Crowded Space:
---------------------------------

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

|X|      Blue Martini Customer Interaction System
|X|      BroadVision Retail Commerce Suite
|X|      IBM Websphere Commerce Suite
|X|      iPlanet Commerce Application Suite
|X|      Microsoft Commerce Server 2000
|X|      Oracle Procure-to-Pay - $235,000

Y3K ICS -
---------
Competition in the consumer instant messaging market is fierce. Dominated by large players such as Yahoo, AOL, and Microsoft, the consumer market is not our focus. However, the competition in the consumer market clearly demonstrates the acceptance of and need for this type of communication vehicle - for both the consumer market and other markets as well.

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

Y3K ICS provides specific advantages that these large systems do not, for example, private-labelling or co-branding and enhanced security. This makes marketability of a competitive product such as ICS viable, particularly when the provider is partnered with a significant development team. Market niches that will be the primary focus of our efforts include:

|X|        Educational institutions, specifically primary and secondary schools.
|X| Corporate Intranets that need enhanced security to keep communication within the company's firewalls.
|X| Private-labelled Internet applications, such as customer relations interfaces between businesses and their clients, affinity groups such as airline and rental car companies, or catalogue sales operations.
|X| Private-labelled IM applications for large, mid and small Internet service providers and search engines. With over 10,000 ISPs and search engines, this market provides an enormous global opportunity.

IM Competition for ICS:
----------------------

1.       Jabber IM
2.       Lotus Sametime
3.       Microsoft Office XP
4.       NetLert IM
5.       2WAY Interactive MessagingTM
6.       Bantu Messenger
7.       Ikimbo Omniprise(TM)

A.       AffiliateTracker -
-        ------------------

Affiliate Program Competition for AffiliateTracker:
---------------------------------------------------

1.       Linkshare
2.       B Central
3.       my affiliate program
4.       AffiliateShop.Com
5.       The Internet Marketing Center - AssocTrak
6.       QuickPayPro.com
7.       ReferralSoftware.com

Employees
---------
We currently have four full-time employees. Our president, Mr. King Cole, and our VP/secretary, James Stephens, provide their services on a full-time basis. We also have a full time office manager and receptionist. Our other directors and officers provide their services to us on a part-time basis. We entered into employment agreements as of July 1, 2001 with Mr. Cole and Mr. Stephens that provided for monthly remuneration during the year ended June 30, 2002 at $5,000 per month, to be paid as funds were available. We were only able to pay a portion of those wages pertaining to the current fiscal year ended June 30, 2002, in the amounts of $22,000 each to Mr. Cole and Mr. Stephens. We have expensed the balance of unpaid wages ($38,000 each) and credited additional paid in capital. The agreements provided that no accumulation of unpaid wages would inure for the benefit of these officers. Effective July 1, 2002, each of the above officers and the CFO, Leon Caldwell, agreed to reduce their monthly remuneration to $4,000 per month, with the caveat that any future unpaid wages would accumulate and become a liability until paid. We have no agreement with our directors regarding compensation for their services and we do not pay our directors any compensation for serving as directors.

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

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

-        Sales and other taxes;
-        User privacy;
-        Pricing controls;
-        Characteristics  and quality of products  and  services;
-        Consumer protection;
-        Cross-border  commerce;
-        Libel and  defamation;
-        Copyright, trademark  and patent  infringement;  and
-        Other claims based on the nature and content of Internet materials.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

     |X|      We   plan  to  undertake  an   advertising,  marketing,  and sales
              campaign upon raising adequate funding. We anticipate that the expenses will be approximately $762,000.

     |X| We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

     |X| We anticipate our monthly operating costs will be approximately $146,000 per month.

     |X|      We    anticipate    accomplishing   at   least   two   purchase
              agreements with technology companies; Market Matrix and Karunga, Inc. We currently are operating under license agreements with these companies and are in the process of negotiating potential acquisitions of their shares or assets. There is no guarantee that we will conclude agreements with Market Matrix or Karunga, Inc.

We anticipate that in order to obtain the funds necessary to fund our operations, we will need to rely on short-term loans from existing shareholders and proceeds generated from sale of shares of our common stock to existing shareholders and to other persons in private transactions. Any sale of shares is likely to e at a discount due to the restricted nature of the shares that will be issued. In addition, we are actively pursuing alternative sources of financing from investment banking, venture capital and other similar types of organizations. At the present we have no agreements with any such organization.

We anticipate that a minimum of $300,000 will be required to sustain existing operations for the next 12 months from the balance sheet date, said amounts going to items such as, but not limited to, rent, consulting fees to officers and consultants, clerical help, utilities, travel and entertainment.


With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president, vice-president/secretary, office manager and receptionist.

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our goal of profit, revenue and growth. Management believes that the sources of potential funds needed to maintain current operations will be available to us during the year from the sources identified above, and that this amount of funding is expected to e sufficient to fund our operations for the next year.

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



                          ITEM 7: FINANCIAL STATEMENTS

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 2002 AND 2001

[MORGAN AND COMPANY CHARTERED ACCOUNTANTS LOGO]


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




Vancouver, B.C.                                             "Morgan and Company"
September 20, 2002                                         Chartered Accountants

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------
                                                                                             JUNE 30
                                                                                       2002                2001
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current
     Cash                                                                     $          10,722   $          1,626
                                                                              ---------------------------------------

Property And Equipment
     Computer equipment                                                                  15,251             15,251
     Office furniture and fixtures                                                        5,432              5,432
                                                                              ---------------------------------------
                                                                                         20,683             20,683
     Less:  Accumulated depreciation and amortization                                    11,179              6,441
                                                                              ---------------------------------------
                                                                                          9,504             14,242
                                                                              ---------------------------------------

                                                                              $          20,226   $         15,868
=====================================================================================================================

LIABILITIES
Current
     Accounts payable and accrued liabilities                                 $         510,963   $        279,195
     Loan payable (Note 3)                                                              155,666            147,138
     Current portion of capital lease obligations                                       121,565            121,565
                                                                              ---------------------------------------
                                                                                        788,194            547,898
                                                                              ---------------------------------------
Commitments And Contingencies (Notes 5, 7, and 10)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share
         100,000,000 Series A preferred shares, no par value

     Issued and outstanding
          42,518,500 common shares at June 30, 2002 and
          12,789,792 common shares at June 30, 2001                                      42,519              1,279
                     0 Series A preferred shares at June 30, 2002 and
           5,291,582 Series A preferred shares at June 30, 2001                               -          2,116,633

     Additional paid-in capital                                                       2,492,511            118,618

Deficit Accumulated During The Development Stage                                     (3,302,998)        (2,768,560)
                                                                              ---------------------------------------
                                                                                       (767,968)          (532,030)
                                                                              ---------------------------------------

                                                                              $          20,226   $         15,868
=====================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                      MARCH 19
                                                                      YEARS ENDED                     1999 TO
                                                                        JUNE 30                       JUNE 30
                                                               2002                 2001                2002
-------------------------------------------------------------------------------------------------------------------
Revenues                                                $            1,750   $          98,249   $         136,444
                                                        -----------------------------------------------------------

Expenses
     Consulting services                                            34,267             304,879             831,090
     Salaries, wages and benefits                                   98,228             223,814             675,344
     Database design                                                 2,500              16,112             222,138
     Professional fees                                              55,925              25,680             209,956
     Technical services                                              8,450              45,000             157,972
     Travel and entertainment                                       20,489              47,271             162,588
     Rent                                                          215,793             152,867             433,362
     Office supplies                                                 5,198              10,080              58,241
     Computer supplies                                                 368               2,294              43,994
     Telephone                                                       7,417              26,479              64,402
     Transfer agent                                                  5,488                   -               5,488
     Professional development                                       40,000                   -              69,068
     Advertising and promotion                                           -               1,109              29,738
     Printing and reproduction                                      20,853              12,555              52,683
     Miscellaneous                                                   1,651               4,646              21,442
     Depreciation and amortization                                   4,738              14,845              34,008
     Insurance                                                       3,889              24,929              40,416
     Taxes and licenses                                                172               6,936              13,620
     Dues, subscriptions and publications                                -               4,681              12,106
     Equipment rental and repair                                         -                 387               3,813
     Postage and delivery                                            1,127               1,423               4,570
     Write off leasehold improvements                                    -              14,881              14,881
     Write off notes receivable                                          -              48,000              48,000
     Write off Investment                                                -              25,000              25,000
     Write off deposit                                              25,000                   -              25,000
     Loss from default under equipment leases                            -             142,955             142,955
                                                        -----------------------------------------------------------
                                                                   551,553           1,156,823           3,401,875
                                                        -----------------------------------------------------------
Operating Loss                                                    (549,803)         (1,058,574)         (3,265,431)
                                                        -----------------------------------------------------------

Other Income (Expense)
     Interest (expense) recovery                                    41,019             (16,061)            (22,797)
     Interest income                                                    89               3,463              10,973
                                                        -----------------------------------------------------------
                                                                    41,108             (12,598)            (11,824)
                                                        -----------------------------------------------------------
Net Loss For The Year                                   $         (508,695)  $      (1,071,172)  $      (3,277,255)
===================================================================================================================
Net Loss Per Share                                      $           (0.01)   $          (0.02)
===============================================================================================
Weighted Average Number Of Common Shares Outstanding           41,653,500          40,788,500
===============================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------------
                                                                                                          INCEPTION
                                                                                                           MARCH 19
                                                                         YEARS ENDED                        1999 TO
                                                                           JUNE 30                          JUNE 30
                                                                   2002               2001                   2002
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                       $      (508,695)  $      (1,071,172)  $     (3,277,255)

Adjustments To Reconcile Net Income To Net Cash From Operating
  Activities
     Fair value of unpaid compensation                                       96,000                   -             96,000
     Depreciation and amortization                                            4,738              14,845             34,008
     Write off leasehold improvements                                             -              14,881             14,881
     Write off notes receivable                                                   -              48,000             48,000
     Write off investment                                                         -              25,000             25,000
     Loss from default under equipment leases                                     -             142,955            142,955
     Stock issued for other than cash                                             -             118,127            118,127

     Change in assets and liabilities:
         Accounts receivable                                                      -               4,487                  -
         Prepaid expenses                                                         -              37,793                  -
         Deposits                                                                 -               9,824                  -
         Accounts payable and accrued liabilities                           206,025             160,389            569,997
                                                                    -------------------------------------------------------
                                                                           (201,932)           (494,871)        (2,228,287)
                                                                    -------------------------------------------------------

Cash Flows From Investing Activities
     Purchase (Redemption) of certificate of deposit                              -              69,410                  -
     Purchase of equipment and property                                           -             (22,491)          (151,470)
     Advances on notes receivable                                                 -                   -            (40,000)
     Investment in Humanicom, Inc.                                                -                   -            (25,000)
                                                                    -------------------------------------------------------
                                                                                  -              46,919           (216,470)
                                                                    -------------------------------------------------------

Cash Flows From Financing Activities
     Loan payable                                                             8,528             147,138            155,666
     Principal payments on capital lease obligations                              -             (12,729)           (20,970)
     Issuance of common stock                                               202,500                   -            204,150
     Issuance of preferred stock                                                  -             187,700                  -
                                                                    -------------------------------------------------------
                                                                            211,028             322,109          2,455,479
                                                                    -------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents
                                                                              9,096            (125,843)            10,722

Cash And Cash Equivalents, Beginning Of Year                                  1,626             127,469             -
                                                                    ------------------------------------------------------

Cash And Cash Equivalents, End Of Year                              $        10,722   $           1,626   $         10,722
===========================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                  JUNE 30, 2002


                                        COMMON STOCK              PREFERRED STOCK                        DEFICIT
                                    -----------------------------------------------------                ACCUMULATED
                                         NUMBER                   NUMBER                   ADDITIONAL    DURING THE
                                          OF                        OF                      PAID-IN      DEVELOPMENT
                                        SHARES      AMOUNT        SHARES      AMOUNT        CAPITAL        STAGE         TOTAL
                                   -----------------------------------------------------------------------------------------------

Net income                                     -   $      -                -   $        -  $       -   $        7,968 $    7,968
                                   -----------------------------------------------------------------------------------------------

Balance, June 30, 1999                         -          -                -            -          -            7,968      7,968

Issue of common stock for cash        16,500,000      1,650                -            -          -                -      1,650
Issue of Series A preferred
stock for cash                                 -          -        4,822,333    1,928,933          -                -  1,928,933
Net loss                                       -          -           -                -           -       (1,705,356)(1,705,356)
                                   -----------------------------------------------------------------------------------------------

Balance, June 30, 2000                16,500,000      1,650        4,822,333    1,928,933          -       (1,697,388)   233,195

Common stock cancelled                (6,375,000)      (637)               -            -        637                -          -
Issue of common stock for services     2,664,792        266                -            -    117,981                -    118,247
Issue of Series A preferred stock
for cash                                       -          -          469,249     187,700           -                -    187,700
Net loss                                       -          -           -                 -          -       (1,071,172)(1,071,172)
                                   -----------------------------------------------------------------------------------------------

Balance, June 30, 2001                12,789,792      1,279        5,291,582    2,116,633    118,618      (2,768,560)   (532,030)

Conversion of Series A preferred
stock                                  5,291,582        529       (5,291,582)  (2,116,633)  2,116,104               -          -
                                   -----------------------------------------------------------------------------------------------
                                      18,081,374      1,808                -            -   2,234,722      (2,768,560)  (532,030)

Adjustment to number of shares
issued and outstanding as a result
of the acquisition of Y3K
Incorporated
     Y3K Incorporated                (18,081,374)    (1,808)              -             - (2,234,722)               - (2,236,530)
     Y3K Secure Enterprise
     Software, Inc.                   27,688,500     27,689               -             -  2,208,841                -  2,236,530

Fair value of shares issued in
connection with the acquisition of
Y3K Incorporated                      13,100,000     13,100               -             -    (13,100)               -          -

Net asset deficiency of legal
parent at date of reverse
take-over transaction                          -          -               -             -          -          (25,743)   (25,743)
Issuance of common stock for cash      1,730,000      1,730               -             -    200,770                -    202,500
Fair value of unpaid compensation              -          -               -             -     96,000                -     96,000
Net loss                                       -          -               -             -          -         (508,695)  (508,695)
                                   -----------------------------------------------------------------------------------------------

Balance, June 30, 2002                42,518,500   $ 42,519          -         $       - $ 2,492,511      $(3,302,998) $(767,968)
                                   ===============================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company does not have any software that it uses that was developed by the Company for its internal use.

                     Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



2.   ACQUISITION OF SUBSIDIARY

     Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction. A summary of the transaction is as follows:

     The outstanding shares of Zeballos prior to the acquisition was 27,688,500. Y3K, Inc., shareholders had common shares of 12,789,792 and preferred shares of 5,291,582 for a total conversion of common shares from Zeballos of 18,081,374. In order for Y3K, Inc., shareholders to receive 18,081,374 shares of Zeballos, 13,100,000 newly issued shares were issued and 4,981,374 shares were received from existing issued and outstanding shares (part of the 27,688,500 common shares issued and outstanding to Zeballos shareholders) of Zeballos common shares.

     The transaction resulted in the Zeballos shareholders holding a total of 22,707,126, or 56% of the total issued and outstanding shares of 40,788,500 and Y3k, Inc., shareholders having a total of 18,081,374, or 44% of the total issued and outstanding shares after the close of the acquisition. . Even though Y3k shareholders ended up with 44% of the total issued and outstanding shares after the acquisition the former shareholders of Y3K Incorporated did have control as outlined in items (b), (c), and (d) of paragraph 17 of SFAS 14.

     -  the existence of a large minority voting interest in the combined entity

     -  control of the board of the combined entity

     -  domination of the senior management of the combined entity

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
                                                              =============


3.   LOAN PAYABLE

     The loan is unsecured, payable on demand, with interest at 10% per annum. The loan is to US Bank, a non related entity that made an unsecured loan to Y3k, Inc. The loan is in default due to non payment and has been sold to a collection agency.


4.   CAPITAL LEASE OBLIGATIONS

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



5.   LEASE COMMITMENTS

     The Company leased office space under a non-cancelable operating lease which expires in February 2003, and office space under leases which expire in March and June 2005. Future minimum lease payments for these obligations are:

                          2003           $     208,833
                          2004           $     206,193
                          2005           $     171,488

     Lease expense charged to operations is $215,793 for the year ended June 30, 2002 (2001 - $152,867). The Company believes that its lease obligations were terminated in June 2002 as the landlord has leased the office space to other tenants and no further liability will be accrued for lease obligation beyond June 30, 2002 . The terms and conditions of the new lease are currently unknown, however, no litigation has been pursued by the landlord for any of the Company's lease obligations. The Company believes there is no future liability under the original lease obligations. However, the above table is provided to indicate the amount of the minimum lease payment obligations in the event that the obligations are not cancelable as believed by management.


6.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Non-cash investing and financing activities consisted of:

                                                      2002             2001
                                              ----------------- ----------------

    Conversion of preferred
    stock to common stock                     $     2,116,633   $       -
                                                 ============== ================

    Common stock issued for services          $        -        $     118,247
                                                 ============== ================

    Fair value of unpaid compensation         $        96,000   $       -
                                                 ============== ================

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



7.   RELATED PARTY TRANSACTIONS

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


8.   INCOME TAXES

     The provision for deferred income taxes results from temporary differences between financial statement and taxable income. Deferred taxes are classified as current or non-current based on the expected period of realization. The nature and components of temporary differences are as follows:

    Deferred tax assets
         Net operating losses carried forward                   $     1,111,800
         Less:  Valuation allowance                                  (1,111,800)
                                                                ----------------

                                                                $         -
                                                                ================

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



9.   STOCK BASED COMPENSATION

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

     During the year ended June 30, 2001, 2,664,792 common shares were issued to both officers and unrelated third parties. The issuance to officers were at a time when the Company was on the verge of closure and secured these individuals with stock awards based on par value equivalent to founders shares. Those individuals who are unrelated third parties were issued shares for services at per shares prices of $.20 to $.40 per share The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees in accounting for this plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan according to the method prescribed under Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based Compensation Plans, the Company's net loss would not have increased materially for the years ended June 30, 2002 and 2001.

     Capital stock is issued to consultants and non-employees from time to time in exchange for services performed for the Company. The cost of the services is charged to operations and additional paid-in capital is increased by the excess of the cost of the services over the par value of the common stock issued. Consistent with paragraph 8 of SFAS 123, we account for equity securities issued to non-employees for goods or services based on the fair value of the consideration received or the fair value of the equity securities issued, whichever is more reliably determinable.


     Changes in outstanding stock options are as follows:

                                                    PRICE            WEIGHTED
                                SHARES              RANGE            AVERAGE
                           ---------------- -------------------- ---------------

    Balance, June 30, 2000      8,750      $    0.40               $    0.40
    Granted                   13,484,072        0.0001-0.40             0.02
    Exercised                     -                   -                    -
    Forfeited                     -                   -                    -
                          ------------------------------------------------------

    Balance, June 30, 2001   13,492,822         0.0001-0.40             0.02
    Granted                     531,667         0.30-0.40               0.38
    Exercised                     -                   -                    -
    Forfeited                     -                   -                    -
                          ------------------------------------------------------
    Balance, June 30, 2002   14,024,489    $    0.0001-040         $    0.37
                          ======================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



9.     STOCK BASED COMPENSATION (Continued)

       As at June 30, 2002, stock options outstanding are as follows:


                OUTSTANDING OPTIONS                                   EXERCISABLE OPTIONS
----------------------------------------------------    ------------------------------------------------
                                WEIGHTED WEIGHTED
      PRICE                              AVERAGE             PRICE                          AVERAGE
      RANGE              NUMBER           PRICE              RANGE           NUMBER          PRICE
------------------- ----------------- --------------    ----------------- -------------- ---------------
$        0.0001          12,600,000   $   0.0001        $      0.0001        6,450,000   $    0.0001
       0.20-0.40          1,424,489       0.36               0.20-0.40       1,424,489        0.36

       The value of options granted under the stock option plan during 2000 and 2001 is $Nil. Accordingly, no adjustment would be made to earnings calculated under the alternative method of accounting for stock options described in SFAS No. 123 - "Accounting for Stock Based Compensation".


10.    COMMITMENTS AND CONTINGENCIES

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

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                                Age              Position with Registrant           Served as a Director or
                                                                                        Officer Since
King Cole                           50               president                            March 22, 2002
James Stephens                      37               VP/secretary and director            March 22, 2002
Leon M. Caldwell                    53               treasurer                            March 22, 2002
Shannon Smith                       32               director                             March 22, 2002
Stanley Stone                       69               director                             March 22, 2002

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

KING COLE, our President, age 50, joined Y3K in March 2000 and is responsible for overseeing all day-to-day operations, administration and human resources. Mr. Cole has earned a Bachelor of Science degree in biological science from Gonzaga University and a Masters of Biological Sciences from Washington State University. Since 1998 Mr. Cole has owned his own business consulting firm specializing in business management. From 1991 to 1998 he was a regional manager for Jillian's, a national entertainment and hospitality chain. From 1998 to 2000 Mr. Cole owned and operated a business consulting sole proprietorship. He was a consultant for the City of Tacoma, WA, as well as other clients. Mr. Cole has managed large staffs and has held the position of general manager with several large businesses including Seattle's Schwartz Brothers restaurants.

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

LEON M. CALDWELL, our treasurer, 53, has extensive experience as a financial executive commencing with Arthur Anderson and Co. from 1970 to 1973, served as the assistant to the Treasurer at Daylin Inc. from 1973 to 1976, acted as a financial consultant from 1977 to 1985, became the Chief Financial Officer for Southern California Consultants, Inc.; from 1985 to 1991, served as Vice-President of Consulting Services, Inc., from 1991 to 1999 and acted as Vice-President and Chief Financial Officer for Peck/Jones Construction Corp., a general contractor, from 1999 to 2002. Mr. Caldwell received his Bachelor degree in Business Administration from the University of California at Long Beach.

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

                          Annual Compensation                         Long Term Compensation
                                                                                                                All Other
                                                                                                                Compensation
                                                   Other Annual       Restricted Stock Options/   LTIP          Paid (Draws)
                                                                                                                ------------
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   (3)
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ---
King Cole      President  2002     $0       0      0                  0                           0             22,000
James Stephens VP/        2002     $0       0      0                  0                           0             22,000
               Secretary
               and
               Director
Leon  Caldwell Treasurer  2002     $0       0      0                  0                           0             1,000
(2)



(1) No options were granted during the year 2002.

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

(3). Compensation is the amounts paid as consulting fees and are not treated as salaries. Draws are made on a cash available basis and treated as 1099 compensation at year-end to each person named here.

Aggregate option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                         Number of Securities Underlying Unexercised  Value of Unexercised
                                                         -------------------------------------------
                           Shares                                      Options/SARs at                    In-the-Money
                           ------------                                ---------------
                           Acquired                                 FY End June 30, 2002              Options/SARs at FY -
                           --------                                 --------------------
Name                       On Exercise  Value Realized           Exercisable/Unexercisable             End June 30, 2002
-----                      -----------  --------------
King Cole                  None         None                               3,500,000                           $349,650
James Stephens             None         None                               2,750,000                           $274,725
Leon Caldwell              None         None                               1,250,000                           $124,875

The Company entered into employment agreements as of July 1, 2001 with Mr. Cole and Mr. Stephens that provided for monthly remuneration during the year ended June 30, 2002 at $5,000 per month, to be paid as funds were available. We were only able to pay a portion of those wages pertaining to the current fiscal year ended June 30, 2002, in the amounts of $22,000 each to Mr. Cole and Mr. Stephens. We have expensed the balance of unpaid wages ($38,000 each) and credited additional paid in capital. The agreements provided that no accumulation of unpaid wages would inure for the benefit of these officers. Effective July 1, 2002, each of the above officers agreed to reduce their monthly remuneration to $4,000 per month, with the caveat that any future unpaid wages would accumulate and become a liability until paid. We have no agreement with our directors regarding compensation and we do not pay our directors any compensation for serving as directors.

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

                                                      Number     Transactions       Known Failures
                                                      Of late     Not Timely          To File a
Name and principal position                           Reports     Reported          Required Form
-------------------------------------------         ----------- ---------------  ---------------------
King Cole                                                1           1                  1
(President and director)
James Stephens                                           1           1                  1
(VP/Secretary and director)
Stanley Stone                                            1           1                  1
(Director)
Shannon James Smith                                      1           1                  1
(Director)
Leon Caldwell                                            1           1                  1
(Treasurer)
--------------------------------------------------------------------------------------------------------

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

         (1) Mr.Haberman personally owns 1,354,167 common shares. Timothy Neuman retains the voting rights for the 1,354,167 common shares until 2008. In addition, Mr. Haberman has a vested interest in the JANT family trust which owns 1,645,833 common shares. The JANT family trust also has vested options of 1,111,111 common shares. Of the common shares owned and options vested by the JANT family trust, Mr. Haberman has an additional beneficial ownership of 1,285,973 common shares. Mr. Haberman does not have the right to exercise any of the JANT family trust options without the consent of all the trust's trustees.

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


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            King Cole
            President
            Date: October 11, 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ James Stephens
            James Stephens
            VP/Secretary and Director
            Date: October 11, 2002

By          /s/ Shannon Smith
            Shannon Smith
            Director
            Date: October 11, 2002

By          /s/ Stanley Stone
            Stanley Stone
            Director
            Date: October 11, 2002

By          /s/ Leon Caldwell
            Leon Caldwell
            Treasurer
            Date: October 11, 2002