Form 10QSB/A
period 2002-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-10-02
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                -----------------
                                    AMENDMENT
                                    NO. 1 TO
                                   FORM 10-QSB
                                 -----------------


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period                  to

                        Commission File Number 333-51366



                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
      ------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)


                 Nevada                               98-0201259
   ---------------------------------             -------------------------
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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30          JUNE 30
                                                                                    2002                2002
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                    $          7,030    $         10,722

Capital Assets                                                                          8,320               9,504
                                                                             ---------------------------------------

                                                                             $         15,350    $         20,226
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                $        510,418    $        510,963
     Loan payable to shareholder                                                      162,500                   -
     Loan payable to bank                                                             155,666             155,666
     Current portion of capital lease obligations                                     121,565             121,565
                                                                             ---------------------------------------
                                                                                      950,149             788,194
                                                                             ---------------------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:
          42,518,500 common shares at September 30, 2002 and June 30, 2002
                                                                                       42,519              42,519

    Additional paid-in capital                                                      2,492,511           2,492,511

Deficit                                                                            (3,469,829)         (3,302,998)
                                                                             ---------------------------------------
                                                                                     (934,799)           (767,968)
                                                                             ---------------------------------------

                                                                             $         15,350    $         20,226
====================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


---------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                 INCEPTION TO
                                                                    SEPTEMBER 30                    SEPTEMBER 30
                                                             2002                 2001                  2002
---------------------------------------------------------------------------------------------------------------------
Revenues                                              $               -    $           (826)    $        136,444

Expenses                                                        166,831              126,399          (3,568,706)
                                                      ---------------------------------------------------------------

Operating Loss                                                 (166,831)            (127,225)         (3,432,262)

Other Income (Expense)                                                -                    0             (11,824)
                                                      ---------------------------------------------------------------

Net Loss For The Period                               $        (166,831)   $        (127,225)   $     (3,444,086)
=====================================================================================================================


Net Loss Per Share                                    $         nil        $         nil
==============================================================================================


Weighted Average Number Of Common Shares Outstanding         42,518,500           40,788,500
==============================================================================================

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


1.   BASIS OF PRESENTATION

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

     The acquisition is summarized as follows:

     Current Liabilities
         Accounts payable                                $      25,743
                                                        ----------------

     Net Asset Deficiency                                $     (25,743)
                                                        ================

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

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

|_| We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the expenses will be approximately $762,000.

|_| We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

|_| We anticipate our monthly operating costs will be approximately $146,000 per month.

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

Results of Operations

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure
Enterprise  Software,   Inc.  are  included  in  these  consolidated   financial
statements from March 22, 2002. The financial statements presented herein compares the three-month periods ended September 30, 2002 and September 30, 2001 based on the operations of Y3k, Inc. for the prior year and accordingly, our financial statements are now prepared on a consolidated basis and include the operations of Y3K, Inc.

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

Item 3.     Controls and Procedures

            Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended September 30, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent valuation.


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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

Index to Exhibits

         2.1, 2.2 and and 2.3 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                   Exhibit 2.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, King Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                    Exhibit 2.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Caldwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: October 30, 2002
                                  /s/ Leon Caldwell
                                  -------------------------------------
                                  Leon Caldwell, Chief Financial Officer

                                    Exhibit 2.3

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Caldwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2002
                                  /s/ James Stephens
                                  -------------------------------------
                                  James Stephens, Vice President