Form 10QSB/A
period 2002-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-10-02
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                  -------------
                                    AMENDMENT
                                    NO. 1 TO
                                   FORM 10-QSB
                                  -------------


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period        to

                        Commission File Number 333-51366

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)


           Nevada                                      98-0201259
   ---------------------------------         -------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

              108 West Stewart Avenue, Puyallup, Washington, 98371
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (253) 284-2935
                                 --------------
                  Issuer's telephone number, including area code

                                       N/A
               ------------------------------------------------------
              (Former name, former address and former fiscal year, if
                           changed since last report)


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


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31           JUNE 30
                                                                                    2002                2002
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                                    $         10,073    $         10,722
     Accounts receivable                                                                  571                  -
      Deposit on Karunga Acquisition - See Item 2                                      50,000                  -
                                                                                ------------------------------------
Capital Assets                                                                          7,136               9,504
                                                                                ------------------------------------

                                                                             $         67,780    $         20,226
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                $        551,988    $        510,963
     Loan payable to shareholder                                                      272,500                   -
     Loan payable to bank                                                             155,666             155,666
     Current portion of capital lease obligations                                     121,565             121,565
                                                                                ------------------------------------
                                                                                    1,101,719             788,194
                                                                                ------------------------------------

shareholderS' DEFICIENCY

Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:
          51,946,280 common shares at December 31, 2002 and 42,518,500
          June 30, 2002                                                                51,946              42,519

    Additional paid-in capital                                                      2,725,527           2,492,511

Deficit                                                                            (3,811,412)         (3,302,998)
                                                                                ------------------------------------
                                                                                   (1,033,939)           (767,968)
                                                                                ------------------------------------

                                                                             $         67,780    $         20,226
====================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


                                           Three Months Ended                   Six Months Ended             Inception To
                                               December 31                        December 31                 December 31
                                               -----------                        -----------                 -----------
                                          2002              2001              2002             2001              2002
                                          ----              ----              ----             ----              ----
Revenues                                       431            -                 431             (826)            136,875

Expenses                                   342,014         145,175          508,845          271,574           3,910,720
                                     -------------------------------------------------------------------------------------

Operating Loss                            (341,583)       (145,175)        (508,414)        (272,400)         (3,772,845)

Other Income (Expense)                           -              87                                87             (11,824)
                                     -------------------------------------------------------------------------------------

Net Loss For Period                       (341,583)       (145,088)        (508,414)        (272,313)         (3,785,669)
                                     =====================================================================================

Net Loss Per Share                           nil             Nil              $(.01)           $(.01)
=======================================================================================================

Weighted Average Number of Common
Shares Outstanding                      51,946,280       27,688,500       51,946,280      27,688,500
=======================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   INCEPTION
                                                                                                                    MARCH 19
                                                        Three Months Ended        Six Months Ended                  1999 TO
                                                             December 31                  December 31              DECEMBER 31
                                                          2002           2001         2002           2001             2002
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                      $      (341,583)     (145,088)     (508,414)    (272,313)     (3,785,669)

Adjustments To Reconcile Net Income To Net Cash
From Operating Activities
     Fair value of unpaid compensation                       -                             -                         96,000
     Depreciation and amortization                           1,184         1,184         2,368        2,371          36,376
     Write off leasehold improvements                        -                             -                         14,881
     Write off notes receivable                              -                             -                         48,000
     Write off investment                                    -                             -                         25,000
     Loss from default under equipment leases                -                             -                        142,955
     Stock issued for other than cash                      166,667                     166,667                      284,914
     Change in accounts receivable                            (571)                       (571)                        (571)
     Stock issued for exercised options                        776                         776                          776
      Change in payables and accrued liabilities           151,570       133,007       313,525      282,281         883,402
                                                        -------------------------------------------------------------------------
                                                           (21,957)      (10,897)      (25,649)      12,339      (2,253,936)
                                                        -------------------------------------------------------------------------
 Cash Flows From Investing Activities
     Purchase of equipment and property                      -                            -                        (151,470)
     Advances on notes receivable                            -             1,000          -             -           (40,000)
     Investment in Humanicom, Inc.                           -                 -          -             -           (25,000)
                                                         ------------------------------------------------------------------------
                                                             -             1,000          -             -          (216,470)
                                                         ------------------------------------------------------------------------

Cash Flows From Financing Activities
       Loan payable                                          -                            -                         155,666
       Principal payments on capital leases                  -                            -                         (20,970)
       Capital contribution from Shareholder                75,000                      75,000                       75,000
       Advance on purchase of Karunga                      (50,000)                    (50,000)                     (50,000)
       Issuance of common stock for cash                     -                            -                         204,150
       Issuance of preferred stock                           -                            -                       2,116,633
                                                         ------------------------------------------------------------------------
                                                            25,000                      25,000                    2,480,479
                                                         ------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash
Equivalents
                                                             3,043        (9,897)         (649)      12,339          10,073


Cash And Cash Equivalents, Beginning Of Period               7,030        23,862        10,722        1,626             -
                                                         ------------------------------------------------------------------------

Cash And Cash Equivalents, End Of Period             $        10,073     $  13,965        10,073      $13,965          10,073
=================================================================================================================================

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
                                   =============

3.   LOAN FROM SHAREHOLDERS

     The Company has secured $272,500 in debt financing from three of its shareholders. The loans are unsecured with the outstanding principal balance of each of the loans bearing interest at the rate of 12% per annum, payable at maturity. On May 15, 2003 all of the loans will mature.


Item 2.     Management's Discussion and Analysis

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Plan of Operation

During the six month period ended December 31, 2002, we continued our attempts to raise the necessary funds to continue to conduct our business plan. We were successful in securing $272,500 in private debt financing from major shareholders (See Note 3 to financial statements above). These funds have been sufficient to fund our operations at a level that allowed us to further develop and enhance Fusion Pak, which is our suite of business software products, and to engage in marketing of Fusion Pak to a number of interested businesses. The funding allowed us to contract with third party software developers for the development work that has been completed during the prior six months. The enhancements to the software products have included further development of the software to refine the functionality and appearance of the suite of products, to better integrate the products into a single, seamless suite and to install the enhanced products into beta testing sites. In order to continue operations we will need additional capital, the amount of which will be dependant in large part in our ability to increase our marketing efforts to begin to generate revenues in an amount that will reduce our ongoing need for additional capital investment.

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

* We anticipate accomplishing at least two purchase agreements with technology companies; Market Matrix and Karunga Technologies, Corp. We had a definitive purchase agreement with Market Matrix that expired on November 15, 2002 due to our inability to secure financing as required under that agreement. At the present time there has been no extension or renewal of that agreement and we are currently operating under a license agreement with Market Matrix. It is our hope that when and if we secure the necessary financing we will be able to renew the purchase agreement with Market Matrix under the same or substantially similar terms and conditions as the now expired agreement.

* We are currently operating under a license agreement with Karunga Technologies, Corp. ("Karunga") and effective May 2, 2001 we entered into a Letter of Intent to acquire the technology of Karunga. We anticipate having a definitive acquisition agreement with Karunga within the next quarter and anticipate closing that acquisition before the end of the year. There is no guarantee that we will conclude agreements with Market Matrix or Karunga. The terms of any definitive acquisition agreement that we might enter into for the acquisition of Karunga, or Market Matrix is likely going to require that we issue additional shares of our stock and assume all liabilities of Karunga and/or Market Matrix in order for us to complete any acquisition transaction(s).

Currently there are three people from Karunga who are working with YTHK for the continued development of its product and business adaptation. Their names and specific functions are as follows:

Shane Smith provides YTHK services as follows:
1.       He works as a consultant in business development
2.       He consults on going to market strategies
3.       He heads a transition team that advises Y3K

Cedric Griss provides YTHK services as follows:
1.       He works as a consultant in Technology
2.       He supports the ICS product
3.       He works in developing future versions of the ICS
4.       He assists in other IT projects and development

Zhiling Qui provides YTHK services as follows:
1.       He works as a consultant in Technology
2.       He supports the ICS product
3.       He works in developing future versions of the ICS

In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a note Karunga previously issue to the non related party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. Karunga is in default on the note at December 31, 2002, and it is unlikely that Karunga will be able to cure that default in the near future. However, the lienholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. No demand has been made by the beneficiary of the note to the Company for payment.

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

The amount of financing available to us under the Equity Line of Credit will be determined in part by our share price in the public securities markets. We can obtain up to $300,000 in equity financing in any month by providing notice to Cornell of our intention to take an advance under the equity line of credit. We set the price for the shares that we are required to issue to Cornell to obtain the amount of the advance requested. However, if the closing price for our shares falls below the price we set in the notice in any of the five trading days following our issuance of the notice, then we are required to reduce the amount of the requested draw on a pro rata basis. Upon receipt of the shares, Cornell is required to provide us with the amount of funding requested, less a discount to Cornell of 6%. This discount will be reflected as a reduction in the paid in capital for sales in excess of the par value of the stock. The shares we issue to Cornell will not be restricted and, subject to a restriction in the Equity Line of Credit Agreement that it must sell the shares in an orderly fashion, Cornell may immediately begin to sell some or all of the purchased shares into the marketplace. There is no requirement by the Company to repurchase any of its common shares, either in the marketplace or repurchase back from Cornell. So long as we continue to meet certain conditions under the Equity Line of Credit Agreement we may periodically draw down on the line of credit for the next 24 months, or until we have taken the maximum of $7,000,000 that is available to us under the Equity Line of Credit Agreement. The value of services to be rendered by Cornell were based on the stock bid price on the date of the contract times the number of shares issued to Cornell. The price used in this calculation was $.10 per share.

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

In the three-month period ended December 31, 2002, we incurred a net loss of $342,014 as compared to a loss of $145,175 for the same period last year. The substantial increase in expenses was due to the issuance of 1,666,667 shares of restricted common stock to Cornell Capital Partners L.P. and which were valued at $167,000, to establish the Equity Line of Credit. The remaining portion of the loss consisted of operation and administrative expenses. During the period, we realized no significant amounts of revenue.

Since incorporation, we have funded our operations through private loans and equity financings. As at December 31, 2002, our assets were recorded at $67,780 consisting of cash ($10,073), and capital assets of $7,136 and an advance to Karunga, Inc., ($50,000) in our anticipation of acquiring Karunga, and its ICS technology. Our liabilities totaled $1,101,719, consisting of $651,988 in accounts payable and accrued liabilities, a loan payable to a shareholder of $272,500, a bank loan payable of $155,666 and lease obligations of $121,565. The Company received a capital contribution in the amount of $75,000 from the same shareholder that has advanced funds and now has a loan due of $272,500.

Item 3.     Controls and Procedures

         Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

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

Item 2. Changes in Securities

         During the quarter, the Company issued common shares as follows:

         1,666,667 common shares were issued to Cornell Capital Partners, L.P. for consulting services associated with obtaining and finalizing our equity line of credit.Sec.4(2) of the Securities act of 1933 was relied upon for exemption from registration.

         7,761,113 of common shares were issued to various officers, directors, consultants and key shareholders, which represents options exercised for those stock options which have vested through October 31, 2002. The vesting schedule for these individuals is based on a 36-month vesting schedule commencing January 1, 2001. All options were exercised at the value of $.0001 per share, based on the par value of the options provided to founders from the merge in price for the Y3K, Inc., options. Sec. 4(2) of the Securities act of 1933 was relied upon for exemption from registration.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

Index to Exhibits:

99.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
       Certification Pursuant to the 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3
       Certification Pursuant to the 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                             /s/ KING COLE
                                             --------------------
Date:  February 12, 2003                     King Cole, President

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection  with the  Quarterly  Report of Y3K Secure  Enterprises  Software,
Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    KING COLE
----------------
King Cole
President
February 12, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Leon M. Caldwell, Chief Financial Officer of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of   section  13(a) or
15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ LEON M. CALDWELL
-----------------------
Leon M. Caldwell
Chief Financial Officer
February 12, 2003

                                                                    Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, James Stephens, Vice President of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ JAMES STEPHENS
------------------
James Stephens
February 12, 2003