Form 10KSB
period 2003-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-10-15
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                -----------------

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended June 30, 2003
                                                -------------

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to __________________

                         Commission file number: 0-26709


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      ------------------------------------
              (Exact name of Registrant as specified in its charter)



            Nevada                                98-0201259
            ------                  -----------------------------------------
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

             Yes   X                                No
                ---------                             ---------

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

The aggregate market value of the voting stock held by our non-affiliates was undeterminable and is considered to be approximately $12,703,000 based on the closing price for our shares of common stock of $.23 at September 23, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        55,228,562 shares of common stock
                        ---------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page

ITEM 1:  DESCRIPTION OF BUSINESS............................................4
ITEM 2:  DESCRIPTION OF PROPERTY...........................................11
ITEM 3:  LEGAL PROCEEDINGS.................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........12
ITEM 7:  FINANCIAL STATEMENTS..............................................16
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.....................................17
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......17
ITEM 10:  EXECUTIVE COMPENSATION...........................................18
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...20
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21
ITEM 13:  EXHIBITS AND REPORTS.............................................21

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS
Business Development

We were organized as a Nevada corporation on March 4, 1999. Our executive offices are located at 108 West Stewart Avenue, Puyallup, Washington, 98371. Our telephone number is 253-284-2935.

Business of the Company

We market and distribute a suite of enterprise business software designed for the telecommunications, banking and government sectors. Our wholly owned subsidiary, Y3K, Inc., a Washington state company owns FusionPak, which is a suite of 4 integrated software modules. We acquired Y3K, Inc. on March 22, 2002.

Market
------

In The Intelligent SMB: Opportunity Knocks Article from Intelligent Enterprise July 18, 2003, author David Stodder claims, as a small business becomes medium-sized and then large and public, growing pains make it harder to maintain singular focus. Fortunately, thanks to a combination of market forces and technology advances, small to medium-sized businesses (SMBs) have a golden opportunity. Strategic business applications, heretofore available only to the largest corporations, are heading down to price and usability levels attractive to many SMBs.

And this time, it's real. Especially with the corporate IT spending remaining flat, strategic business application providers are serious about pleasing SMBs. IDC says that SMBs - generally companies reporting over $500 million or less in revenue, although some researchers define the sector up to $1 billion - will account for 54 percent of IT spending in 2003. Most analysts put the value of this market sector at over $300 billion.

"SMB is a land of extremes," says David Kellogg, senior group vice president of World Wide Marketing at Business Objects. "We generally find either big companies running packages meant for really small ones, or companies trying to run with some creaky application that a long-gone consultant wrote five years ago." Kellogg continues: "You also find more empowered people who aren't under the `wet blanket' of large corporate bureaucracy. That makes SMBs exciting."


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

Based on Macromedia's widely supported ColdFusion(TM) platform, FusionPak can run on all major operating systems including Windows NT, UNIX, LINUX and Sun Solaris. FusionPak also supports leading industry-standard database servers such as Microsoft SQL Server, Informix and Oracle. We have no agreements with Macromedia. The ColdFusion platform is similar to Windows. In order to run a program under windows, you do not have to have a license agreement, the same is true with Macromedia, and they simply have a platform that allows others to develop programs to run under their platform.

One of the advantages of FusionPak software is that it allows customers to update old databases they may have created in older computer languages. FusionPak software translates and updates such information and then allows the user to modify or add to this data.

FusionPak also allows businesses to quickly create and customize their own websites for showcasing their products and services. An integral element of FusionPak is the ability to easily administer the system with little technical experience.

The FusionPak Enterprise Business Suite includes the following below listed content: (Note: The Company does not have any patents, copyrights, service marks, trademarks or trade secrets associated with the following modules, except as noted):

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

We entered into two agreements with Karunga Technologies Corporation ("Karunga"): a Software Development Agreement and a Software License/Joint
Marketing Agreement. Karunga is the developer of the Y3K ICS, a high speed, efficient, peer to peer web based communication platform. The agreements confirm a non-exclusive licensing agreement for two years with provisions to structure an acquisition of the technology. Both Companies have agreed to extend the license date to December 31, 2003 and will continue to negotiate in good faith to complete the technology acquisition by December 31, 2003.

Y3K, Inc. has  entered   into   two  agreements  with  Market Matrix,  Inc., the
developer of Commerce Manager: a Strategic Alliance Agreement and a Licensing Agreement. We were unable to complete the acquisition under its terms and conditions, however, we have rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. Market Matrix is a software development company that has created Internet commerce software. Further, we entered into an Asset Purchase Agreement to acquire Market Matrix, Inc. and that Agreement was also cancelled due to non-compliance by YTHK with the terms and conditions.

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

Y3K ICS provides specific advantages that these large systems do not, for example, private-labelling or co-branding and enhanced security. This makes marketability of a competitive product such as ICS viable, particularly when the provider is partnered with a significant development team. Market niches that will be the primary focus of our efforts include:

|X| Educational institutions, specifically primary and secondary schools.
|X| Corporate Intranets that need enhanced security to keep communication within the company's firewalls.
|X| Private-labelled Internet applications,such as customer relations interfaces between businesses and their clients, affinity groups such as airline and rental car companies, or catalogue sales operations.
|X| Private-labelled IM applications for large, mid and  small Internet  service providers and search engines. With over 10,000 ISPs and search engines, this market provides an enormous global opportunity.

IM Competition for ICS:
----------------------

1.       Jabber IM
2.       Lotus Sametime
3.       Microsoft Office XP
4.       Bantu Messenger
5.       Ikimbo Omniprise(TM)
6.       Secure Network Move It DMZ
7.       Tumbleweed Communication MMS Secure Redirect Software
8.       WiredRed Software e/POP IM
9.       Secure Shuttle Secure Shuttle Transport/Encryption Messenger
10.      Sun Microsystems Inc. Sun(TM) ONE Instant Messaging 6.0 (Formally
         NetLert IM)
11.      Sigaba Secure Insatnt Messaging and Email
12.      Invision IMSafe

A.  AffiliateTracker -
--------------------

Affiliate Program Competition for AffiliateTracker:
--------------------------------------------------

1.       Linkshare
2.       Microsoft bCentral
3.       My Affiliate Program 8.0
4.       AffiliateShop.Com
5.       The Internet Marketing Center - AssocTRAK 2.5
6.       ReferralSoftware.com

Employees
---------

We currently have four full-time employees. Our president, Mr. King Cole, our Treasurer, Mr. Leon Caldwell, and our VP/secretary, Mr. James Stephens, provide their services on a full-time basis. We also have a full time receptionist. Our other directors provide their services to us on a part-time basis. We entered into agreements as of July 1, 2002 with Mr. Cole, Mr. Stephens and Mr. Caldwell that provided for monthly remuneration during the year ended June 30, 2003 at $4,000 per month, to be paid as funds were available, and accruing any unpaid amounts. We were only able to pay a portion of those amounts pertaining to the current fiscal year ended June 30, 2003, as follows: $18,900 to Mr. Cole, $24,460 to Mr. Stephens and $13,000 to Mr. Caldwell.We have accrued unpaid wages of $66,340 for all there of these officers. Mr. Leon Caldwell is our Treasurer and provides his services on an as needed basis. We have no agreement with our directors regarding compensation for their services and do not pay any compensation for serving as a director.

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

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

 |X| Sales and other taxes;
 |X| User privacy;
 |X| Pricing controls;
 |X| Characteristics  and quality of products  and  services;
 |X| Consumer protection;
 |X| Cross-border  commerce;
 |X| Libel and  defamation;
 |X| Copyright, trademark and patent infringement; and |X| Other claims based on the nature and content of Internet materials.

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

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE.

Although we were founded in 1999, we restructured our business plan in 2001, changing our focus from mineral property exploration to computer software development and marketing. From our inception on March 4, 1999 to June 30, 2003 we have incurred losses totalling $4,064,405.

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

In order to sustain minimum operations we will need to raise a minimum of $500,000. We anticipate that we will be able to raise these funds through continued loans from shareholders and the sale of our common stock to accredited investors at a discount from the then trading price at the time of sale. Additionally, the Company plans on raising funds from a regulation D offering under form 504 in the gross amount of $1,000,000. We anticipate that this funding will provide satisfactory capital to allow the Company to continue on with its business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Independent Auditor's report to our audited financial statements for the period ended June 30,2003 indicates that there is substantial doubt about our ability to continue as a going concern. We will need additional working capital for our business plan to be successful and to service our current debt. If we are not able to continue as a going concern, it is likely that shareholders will lose their investments.

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

WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL.

We currently have negligible unallocated working capital. In order for our business plan to succeed, we must raise additional financing through the sale of our equity or loan from shareholders or other investors. Our current plan of operations calls for expenditures totalling in excess of $1,000,000 during the next 12 months in connection with proposed marketing campaigns, the purchase and lease of equipment and administrative costs. While we can maintain our present operations for approximately $500,000 per year, this amount would not permit us to further our potential business growth.

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

                            ITEM 3: LEGAL PROCEEDINGS

There are no material legal proceedings pending or threatened against us. We are the plaintiff in a lawsuit in Pierce County Washington in which a counterclaim has been asserted against us, but we do not believe that the counterclaim has any merit and that ultimately it will be dismissed.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

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


     Period                                           High               Low
     ------                                           ----               ---
     July 1, 2000 to September 30, 2000              $1.063             $0.563
     October 1, 2000 to December 31, 2000            $1.031             $0.625
     January 1, 2001 to March 31, 2001               $0.563             $0.13
     April 1, 2001 to June 30, 2001                  $0.20              $0.07
     July 1, 2001 to September 30, 2001              $0.85              $0.40
     October 1, 2001 to December 31, 2001            $0.84              $0.25
     January 1, 2002 to March 31, 2002               $0.47              $0.06
     April 1, 2002 to June 30, 2002                  $0.30              $0.07
     July 1, 2002 to September 30, 2002              $0.14              $0.05
     October 1, 2002 to December 31, 2002            $0.07              $0.02
     January 1, 2003 to March 31, 2003               $0.04              $0.02
     April 1, 2003 to June 30, 2003                  $0.06              $0.01

Prices through September 30, 2002 are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. For prices subsequent to June 30, 2002 information was based on the close quotations provided by Yahoo.com.

We have 457 shareholders of record, exclusive of those shares held by brokerage firms in street name.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

|X| We plan to undertake an advertising, marketing, and sales campaign to market the bundled services of FOX communication for which the Company has signed a Joint Operations Agreement effective September 10, 2003. The monthly minimum is $50,000 and we anticipate that we will be out of pocket for up to 5 months before we realize cash flow from our efforts. Once sales are sufficient from the bundled services, YTHK will not be required to use its own funds for marketing. Our anticipated out of pocket for these expenses will be approximately $250,000.

|X|           We plan to purchase  and  lease   additional   equipment   for our
              business at an approximate cost of $50,000

|X| With adequate funding, we anticipate our monthly operating costs will be approximately $150,000 per month in order to achieve our planned operations compared to a minimum of $50,000 per month just to sustain minimum operations.

|X| We anticipate accomplishing the purchase of the Karunga technology for which we have continued to advance joint development  costs,  as  well  as a  $50,000  advance  toward  the acquisition of the technology. The funds being advanced are for the continued co-development of the current version of the ICS. We currently have a license agreement with Karunga that will expire on December 31, 2003. We have also extended the original technology purchase agreement that originally expired in March 2003 through December 31, 2003 to allow both companies to complete the intended acquisition of the ICS technology. There is no guarantee that we will conclude our agreement with Karunga but do expect that we will receive additional extensions of the license agreement as we continue to deal in good faith toward the acquisition of the technology.

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

In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a note Karunga previously issue to the non related party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. Karunga is in default on the note at June 30, 2003, and it is unlikely that Karunga will be able to cure that default in the near future. However, the lienholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. The beneficiary of the note has made no demand to the Company for payment.

On August 15, 2002 we entered into the Equity Line of Credit Agreement with Cornell Capital, Inc., ("Cornell") which provides the opportunity for us to obtain up to $7,000,000 in equity financing through August 15, 2004. In order to have access to the funds available under the equity line of credit we are required to register the shares that we sell to Cornell so that it can resell those shares without restriction. We are preparing a Form SB-2 Registration
Statement seeking to register 25,000,000 shares of our common stock that we believe will be sufficient for us to obtain the entire $7,000,000 in financing made available to us under the Equity Line of Credit Agreement. We expect to have the registration statement filed in the second quarter of fiscal 2004.

The amount of financing available to us under the Equity Line of Credit will be determined in part by our share price in the public securities markets. We can obtain up to $300,000 in equity financing in any month by providing notice to Cornell of our intention to take an advance under the equity line of credit. We set the price for the shares that we are required to issue to Cornell to obtain the amount of the advance requested. However, if the closing price for our shares falls below the price we set in the notice in any of the five trading days following our issuance of the notice, then we are required to reduce the amount of the requested draw on a pro rata basis. Upon receipt of the shares, Cornell is required to provide us with the amount of funding requested, less a discount to Cornell of 6%. This discount will be reflected as a reduction in the paid in capital for sales in excess of the par value of the stock. The shares we issue to Cornell will not be restricted and, subject to a restriction in the Equity Line of Credit Agreement that it must sell the shares in an orderly fashion, Cornell may immediately begin to sell some or all of the purchased shares into the marketplace. There is no requirement by the Company to repurchase any of its common shares, either in the marketplace or repurchase back from Cornell. So long as we continue to meet certain conditions under the Equity Line of Credit Agreement we may periodically draw down on the line of credit for the next 24 months, or until we have taken the maximum of $7,000,000 that is available to us under the Equity Line of Credit Agreement. The values of services to be rendered by Cornell were based on the stock bid price on the date of the contract times the number of shares issued to Cornell. The price used in this calculation was $.10 per share.

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

Until the Cornell Capital funds are available, we anticipate that in order to obtain the funds necessary to fund our operations, we will need to rely on short-term loans from existing shareholders and proceeds generated from sale of shares of our common stock to existing shareholders and to other persons in private transactions. Any sale of shares is likely to be at a discount due to the restricted nature of the shares that will be issued. In addition, we are actively pursuing alternative sources of financing from investment banking, venture capital and other similar types of organizations. At the present our Agreement with Cornell Capital is the only such agreement available at this time.

We anticipate that a minimum of $500,000 will be required to sustain existing operations for the next 12 months from the balance sheet date, said amounts going to items such as, marketing funds for the Joint Operating Agreement with FOX Communications, rent, consulting fees to officers and consultants, clerical help, utilities, travel, audit fees and SEC compliance requirements. With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president, vice-president/secretary, Treasurer and receptionist.

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

Results of Operations

In the fiscal year ended June 30, 2002, we allowed our interest in the Zeb Au mineral claims to lapse without either conducting the required assessment work or paying cash in lieu. On August 21, 2001, we entered into an agreement to acquire a 100% interest in Y3K, Inc., a private Washington State corporation that owns FusionPak, a suite of enterprise business software designed for small to medium size business, the telecommunications, banking and government sectors.

Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100% of the issued and outstanding shares of Y3K, Inc. by issuing 13,100,000 common shares. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002, and the operations from Y3K, Inc., are included from July 1, 2001 through June 30, 2003.

In the fiscal year ended June 30, 2003 we incurred a net loss of $787,150 as compared to a loss of $508,695 for the year ended June 30, 2002. The increase from 2002 to 2003 was substantially the result of expensing the cost of issuing 1,666,667 shares of our common stock for consulting services for the agreement entered into with Cornell Capital. This transaction was expensed at the fair value of $166,667 based on our stock price at the time of the contract date. Only minimum necessary obligations, as well as minimal draws, are being paid out as funds are received from equity funds and short terms loans from shareholders.

Since incorporation, we have funded our operations through private equity financings. As at June 30, 2003, our assets were recorded at $5,993 of which $653 was cash and $4,769 was the net book value of furniture and fixtures. Our liabilities totaled $1,303,068, consisting of a bank loan of $155,666 based on the default value, $121,565 in defaulted equipment lease obligations, $239,475 for prior location office lease obligations, $100,000 as a termination settlement for an ex-employee, loans from shareholders of $328,500 and $357,862 in operating liabilities.

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




                          ITEM 7: FINANCIAL STATEMENTS

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and Directors
Y3K Secure Enterprise Software, Inc.
(A Development Stage Company)


We have audited the consolidated balance sheets of Y3K Secure Enterprise Software, Inc. (a development stage company) as at June 30, 2003 and 2002, and the consolidated statements of operations, cash flows, and changes in stockholders' equity (deficiency) for the years then ended, and for the cumulative period from March 19, 1999 (date of inception) to June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended, and for the cumulative period from March 19, 1999 (date of inception) to June 30, 2003, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                        "Morgan & Company"

September 24, 2003                                   Chartered Accountants

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------
                                                                    JUNE 30
                                                               2003               2002
----------------------------------------------------------------------------------------------
ASSETS
Current
     Cash                                                $             653     $      10,722
                                                         -------------------------------------

Property And Equipment
     Computer equipment                                             15,251            15,251
     Office furniture and fixtures                                   5,432              5,432
                                                         -------------------------------------
                                                                    20,683             20,683
     Less:  Accumulated depreciation and amortization               15,914             11,179
                                                         -------------------------------------
                                                                     4,769              9,504
                                                         -------------------------------------
                                                         $           5,422     $       20,226
==============================================================================================

LIABILITIES
Current
     Accounts payable and accrued liabilities            $         697,337     $      498,463
     Loans payable (Note 4)                                        484,166            168,166
     Current portion of capital lease obligations (Note 5)         121,565            121,565
                                                         -------------------------------------
                                                                 1,303,068            788,194
                                                         -------------------------------------
Commitments And Contingencies (Notes 6, 8, and 11)

STOCKHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share
         100,000,000 Series A preferred shares, no par value

     Issued and outstanding
          52,050,605 common shares at June 30, 2003 and
          42,518,500 common shares at June 30, 2002                    52,050         42,519
             0 Series A preferred shares at June 30, 2003 and
             0 Series A preferred shares at June 30, 2002                   -              -

     Share subscriptions receivable                                      (571)             -

     Additional paid-in capital                                     2,741,023      2,492,511

Deficit Accumulated During The Development Stage                   (4,090,148)    (3,302,998)
                                                          ------------------------------------
                                                                   (1,297,646)      (767,968)
                                                          ------------------------------------

                                                          $             5,422   $     20,226
==============================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                      MARCH 19
                                                                      YEARS ENDED                     1999 TO
                                                                        JUNE 30                       JUNE 30
                                                               2003                 2002                2003
------------------------------------------------------------------------------------------------------------------
Revenues                                                $            2,389   $           1,750   $         138,833
                                                        ----------------------------------------------------------

Expenses
     Consulting services                                           576,271              34,267           1,407,361
     Salaries, wages and benefits                                        -              98,228             675,344
     Database design                                                     -               2,500             222,138
     Professional fees                                              80,552              55,925             290,508
     Technical services                                              9,863               8,450             167,835
     Travel and entertainment                                       31,430              20,489             194,018
     Rent                                                           10,350             215,793             443,712
     Office supplies                                                 7,966               5,198              66,207
     Computer supplies                                                 738                 368              44,732
     Telephone                                                      13,815               7,417              78,217
     Transfer agent                                                  5,299               5,488              10,787
     Professional development                                        4,481              40,000              73,549
     Advertising and promotion                                      11,449                   -              41,187
     Printing and reproduction                                         332              20,853              53,015
     Miscellaneous                                                       -               1,651              21,442
     Depreciation and amortization                                   4,735               4,738              38,743
     Insurance                                                           -               3,889              40,416
     Taxes and licenses                                                654                 172              14,274
     Dues, subscriptions and publications                                -                   -              12,106
     Equipment rental and repair                                     1,000                   -               4,813
     Postage and delivery                                            2,236               1,127               6,806
     Write off leasehold improvements                                    -                   -              14,881
     Write off notes receivable                                          -                   -              48,000
     Write off Investment                                                -                   -              25,000
     Write off deposit                                                   -              25,000              25,000
     Loss from default under equipment leases                            -                   -             142,955
                                                        ----------------------------------------------------------
                                                                   761,171             551,553           4,163,046
                                                        ----------------------------------------------------------
Operating Loss                                                    (758,782)           (549,803)         (4,024,213)
                                                        ----------------------------------------------------------

Other Income (Expense)
     Interest (expense) recovery                                   (28,368)             41,019             (51,165)
     Interest income                                                     -                  89              10,973
                                                        ----------------------------------------------------------
                                                                   (28,368)             41,108             (40,192)
                                                        ----------------------------------------------------------

Net Loss For The Year                                   $         (787,150)  $        (508,695)  $      (4,064,405)
==================================================================================================================

Basic And Diluted Loss Per Share                        $           (0.02)   $          (0.01)
================================================================================================

Weighted Average Number Of Common Shares Outstanding           48,120,644          41,653,500
================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------------
                                                                                                              INCEPTION
                                                                                                              MARCH 19
                                                                                  YEARS ENDED                  1999 TO
                                                                                    JUNE 30                    JUNE 30
                                                                            2003              2002              2003
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                          $     (787,150)  $     (508,695)   $     (4,064,405)

Adjustments To Reconcile Net Income To Net Cash From Operating
  Activities
     Fair value of unpaid compensation                                          -               96,000              96,000
     Depreciation and amortization                                              4,735            4,738              38,743
     Write off leasehold improvements                                           -                -                  14,881
     Write off notes receivable                                                 -                -                  48,000
     Write off investment                                                       -                -                  25,000
     Loss from default under equipment leases                                   -                -                 142,955
     Stock issued for other than cash                                         182,267            -                 300,394

     Change in assets and liabilities:
         Accounts payable and accrued liabilities                             198,874          206,025             756,371
                                                                       -----------------------------------------------------
                                                                             (401,274)        (201,932)         (2,642,061)
                                                                       -----------------------------------------------------

Cash Flows From Investing Activities
     Purchase of equipment and property                                         -                -                (151,470)
     Advances on notes receivable                                               -                -                 (40,000)
     Investment in Humanicom, Inc.                                              -                -                 (25,000)
                                                                       -----------------------------------------------------
                                                                                -                -                (216,470)
                                                                       -----------------------------------------------------

Cash Flows From Financing Activities
     Loan payable                                                             316,000            8,528             484,166
     Principal payments on capital lease obligations                            -                -                 (20,970)
     Issuance of common stock                                                     776          202,500             204,926
     Issuance of preferred stock                                                -                -               2,116,633
     Share subscriptions receivable                                              (571)           -                    (571)
     Capital contributions by shareholders                                     75,000            -                  75,000
                                                                       -----------------------------------------------------
                                                                              391,205          211,028           2,859,184
                                                                       -----------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                          (10,069)           9,096                 653

Cash And Cash Equivalents, Beginning Of Year                                   10,722            1,626              -
                                                                       -----------------------------------------------------

Cash And Cash Equivalents, End Of Year                                 $          653   $       10,722    $            653
============================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                  JUNE 30, 2003


                                                    COMMON STOCK              PREFERRED STOCK                  DEFICIT
                              ----------------------------------------------------------------               ACCUMULATED
                                 NUMBER                      SHARE       NUMBER                  ADDITIONAL   DURING THE
                                   OF                     SUBSCRIPTIONS    OF                    PAID-IN     DEVELOPMENT
                                 SHARES       AMOUNT       RECEIVABLE    SHARES      AMOUNT      CAPITAL       STAGE      TOTAL
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 2001          12,789,792   $  1,279   $     -        5,291,582   $ 2,116,633  $118,618   $(2,768,560) $ (532,030)

Conversion of Series A
  preferred stock                5,291,582        529         -        (5,291,582)  (2,116,633) 2,116,104          -           -
                              -----------------------------------------------------------------------------------------------------
                                 18,081,374      1,808        -            -           -        2,234,722   (2,768,560)   (532,030)
Adjustment to number
  shares issued and
  outstanding as a result of
  the acquisition of Y3K
  Incorporated
     Y3K Incorporated          (18,081,374)     (1,808)       -            -           -      (2,234,722)         -     (2,236,530)
     Y3K Secure Enterprise
       Software, Inc.           27,688,500      27,689        -            -           -       2,208,841          -      2,236,530
Fair value of shares issued
  in connection with the
  acquisition of Y3K
  Incorporated                  13,100,000      13,100        -            -           -         (13,100)         -           -
Net asset deficiency of legal
  parent at date of reverse
  take-over transaction              -             -          -            -           -             -         (25,743)    (25,743)
Issuance of common stock for
  cash                           1,730,000       1,730        -            -           -         200,770          -        202,500
Fair value of unpaid
  compensation                       -             -          -            -           -          96,000          -         96,000
Net loss                             -             -          -            -           -             -        (508,695)   (508,695)
                                ---------------------------------------------------------------------------------------------------

Balance, June 30, 2002          42,518,500      42,519        -            -           -       2,492,511    (3,302,998)   (767,968)

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

                                  JUNE 30, 2003




                                     COMMON STOCK                    PREFERRED STOCK                         DEFICIT
                             ------------------------------------------------------------                   ACCUMULATED
                                NUMBER                SHARE         NUMBER                  ADDITIONAL      DURING THE
                                  OF                SUBSCRIPTIONS     OF                     PAID-IN        DEVELOPMENT
                                SHARES     AMOUNT    RECEIVABLE     SHARES      AMOUNT       CAPITAL         STAGE          TOTAL
                             ------------------------------------------------------------------------------------------------------
Balance, June 30, 2002       42,518,500  $  42,519   $     -          -        $      -   $  2,492,511   $ (3,302,998) $ (767,968)

Issue of common stock for
  services                   1,786,667       1,786         -          -               -        180,481        -           182,267
Common shares returned to
  treasury                     (15,675)        (16)        -          -               -             16        -               -
Issue of common stock for
  options exercised          7,761,113       7,761      (571)         -               -         (6,985)       -               205
Contributed capital by
  shareholders                    -           -            -          -               -          75,000       -           75,000
Net loss                          -           -            -          -               -           -          (787,150)  (787,150)
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 2003       52,050,605  $  52,050   $  (571)         -        $      -   $   2,741,023  $ (4,090,148) $(1,297,646)
                             ======================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



1.   NATURE OF OPERATIONS AND GOING CONCERN

     The Company owns FusionPak, a suite of enterprise business software designed for telecommunications, banking and government sectors. The Company is currently working on upgrades to its products and the complete integration of its products into the newest FusionPak version.

     Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

     The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     Consolidation

     These consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Y3K, Incorporated.

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition (Continued)

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


3.   ACQUISITION OF SUBSIDIARY

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

                             JUNE 30, 2003 AND 2002


3.   ACQUISITION OF SUBSIDIARY (Continued)

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

     -  the existence of a large minority voting interest in the combined entity

     -  control of the board of the combined entity

     -  domination of the senior management of the combined entity


     Accordingly, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002.

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

     The acquisition is summarized as follows:

     Current Liabilities
         Accounts payable                                   $      25,743
                                                            ---------------

     Net Asset Deficiency                                   $     (25,743)
                                                            ===============

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002





4.   LOANS PAYABLE

                                                                                         2003            2002
                                                                                    --------------- ---------------
    The loan is unsecured, payable on demand, with interest at
    10% per annum                                                                   $     155,666   $      155,666

    These loans are unsecured, payable on demand, with interest
    at 12% per annum                                                                      328,500           12,500
                                                                                    --------------- ---------------
                                                                                    $     484,166   $      168,166
                                                                                    =============== ===============

5.   CAPITAL LEASE OBLIGATIONS

     During the year ended June 30, 2001, the Company defaulted under its obligations and the leased property was repossessed. The lessor has obtained a judgement in the amount of $121,565 which has been recorded in full in the accounts.


6.   LEASE COMMITMENTS

     The Company is currently leasing space on a month to month basis at the rate of $850 per month. The Company had leased office space with leases expiring in March and June 2005. Lease expense charged to operations is $10,350 for the year ended June 30, 2003 (2002 - $215,793). The Company believes that its lease obligations were terminated in June 2002 as the landlord has leased the office space to other tenants. The terms and conditions of the new lease are currently unknown, however, no litigation has been pursued by the landlord for any of the Company's lease obligations. If these two leases were deemed non cancelable to the Company the minimum lease payments for these obligations would be:

                            2004     $ 206,193
                            2005     $ 171,488

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


7.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Non-cash investing and financing activities consisted of:

                                                                  2003             2002
                                                            --------------- ------------------
    Conversion of preferred stock to common stock            $       -       $     2,116,633
                                                            =============== ==================

    Common stock issued for services                         $     182,267   $        -
                                                            =============== ==================

    Fair value of unpaid compensation                        $       -       $        96,000
                                                            =============== ==================

     During the year ended June 30, 2002, the Company issued 13,100,000 common shares at a fair value of $0 to acquire 100% of the issued and outstanding shares of Y3K, Incorporated.

     No cash was paid for interest for the year ended June 30, 2003 (2002 - $Nil), however, for the year ended June 30, 2002, the Company reversed interest previously accrued totaling $41,019 and related to promissory notes to investors which subsequently were converted to preferred shares.


8.   RELATED PARTY TRANSACTIONS

     Consulting Fees

     The Company has consulting agreements with its President, its VP/Secretary, its Treasurer and a major shareholder. Consulting fees paid to these stockholders/officers for the year ended June 30, 2003 totaled $193,555 (2002 - $104,000). During the year ended June 30, 2002 the agreements provided for monthly, non-accruing compensation at the rate of $5,000. During the year the Company did not pay all the consulting fees under the terms of the contracts. The unpaid fees, $96,000, were expensed and credited to additional paid in capital. Commencing July 1, 2002, the consulting agreements were modified to a reduced monthly rate of $4,000 with the caveat that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining a revenue stream and a profit, the Board of Directors would renegotiate the base rate on the consulting agreements.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



9.     INCOME TAXES

       The   provision  for  deferred   income  taxes  results  from   temporary
       differences between financial statement and taxable income. Deferred taxes are classified as current or non-current based on the expected period of realization. The nature and components of temporary differences are as follows:

       Deferred tax assets
           Net operating losses carried forward          $      1,111,800
           Less:  Valuation allowance                          (1,111,800)
                                                         ------------------

                                                         $         -
                                                         ==================

       The NOL carryforward of $4,064,405 expires beginning in 2020. Because of the inherent uncertainty of the Company generating sufficient taxable income prior to the expiration of the loss carryforward, a valuation allowance has been provided for the entire deferred tax asset.


10.    STOCK BASED COMPENSATION

       The Company has an incentive stock option plan, which includes substantially all employees. A total of 8,046,514 shares of common stock are subject to the plan. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, however, incentive stock options may only be granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of the Company, in which case the term will be for five years from the date of the grant. The per share exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

       The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees in accounting for this plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan according to the method prescribed under Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based Compensation Plans, the Company's net loss would not have increased materially for the years ended June 30, 2003 and 2002.

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



10.    STOCK BASED COMPENSATION (Continued)

       Changes in outstanding stock options are as follows:

                                                                  PRICE            WEIGHTED
                                              SHARES              RANGE            AVERAGE
                                          ---------------- -------------------- ---------------
      Balance, June 30, 2000                        8,750  $        0.40        $    0.40

      Granted                                  13,484,072        0.0001-0.40         0.02
      Exercised                                   -                   -                -
      Forfeited                                   -                   -                -
                                          ---------------- -------------------- ---------------

      Balance, June 30, 2001                    13,492,822        0.0001-0.40         0.02

      Granted                                      531,667         0.30-0.40          0.38
      Exercised                                   -                   -                -
      Forfeited                                   -                   -                -
                                          ---------------- -------------------- ---------------
      Balance, June 30, 2002                    14,024,489        0.0001-0.40         0.03
                                          ================ ==================== ===============

                                                                  PRICE            WEIGHTED
                                              SHARES              RANGE            AVERAGE
                                          ---------------- -------------------- ---------------

      Balance, June 30, 2002                   14,024,489  $     0.0001-0.40    $    0.03

      Granted                                   1,933,138        0.03-0.105          0.05
      Exercised                                (7,761,113)         0.0001            0.0001
      Expired                                    (150,000)          0.20             0.20
                                          ---------------- -------------------- ---------------
      Balance, June 30, 2003                    8,046,514  $     0.0001-0.40    $    0.08
                                          ================ ==================== ===============

       As at June 30, 2003, stock options outstanding are as follows:

                OUTSTANDING OPTIONS                                   EXERCISABLE OPTIONS
----------------------------------------------------    ------------------------------------------------
                                        WEIGHTED                                            WEIGHTED
      PRICE                              AVERAGE             PRICE                          AVERAGE
      RANGE              NUMBER           PRICE              RANGE           NUMBER          PRICE
------------------- ----------------- --------------    ----------------- -------------- ---------------
$        0.0001           4,838,887   $   0.0001        $      0.0001        2,838,887   $    0.0001
       0.03-0.40          3,207,627       0.19               0.03-0.40       3,207,627        0.19

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



11.    COMMITMENTS AND CONTINGENCIES

       Strategic Partnerships/Alliances

       The Company has entered into a Software Development Agreement, and a Software License and Joint Marketing Agreement with Karunga Technologies Corporation, an arms-length company. The agreements provide for a non-exclusive licensing agreement with provisions to structure a merger or acquisition purchase in which the two companies would operate as one. The agreement expires on December 31, 2003.

       The Company has entered into a Strategic Alliance Agreement and a Licensing Agreement with Market Matrix, Inc., an arm's length company. The Company has obtained the rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. The Agreement calls for the mutual marketing of the Commerce Manager and the Company's Market Portal and the integration of the two products.

       Loan Guarantee

       The Company has guaranteed a note payable by Karunga Technologies Corporation to arm's length third parties, which, together with accumulated interest to June 30, 2003, totaled approximately $400,000. The note was due March 31, 2003, however, to date, the lenders have taken no action with regard to the guarantee.

       Equity Line of Credit Agreement

       The Company has entered into an agreement which provides the opportunity to obtain up to $7,000,000 in equity financing through August 15, 2004. In order to access the funds available under the equity line of credit, the Company must file the appropriate registration statement with the Securities and Exchange Commission.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                Age      Position with Registrant   Served as a Director or
                                                             Officer Since

King Cole           51         president                    March 22, 2002
James Stephens      38         VP/secretary and director    March 22, 2002
Leon M. Caldwell    54         treasurer                    March 22, 2002
Shannon Smith       33         director                     March 22, 2002
Stanley Stone       70         director                     March 22, 2002

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

KING COLE, our President, age 51, joined Y3K in March 2000 and is responsible for overseeing all day-to-day operations, administration and human resources. Mr. Cole has earned a Bachelor of Science degree in biological science from Gonzaga University and a Masters of Biological Sciences from Washington State University. Since 1998 Mr. Cole has owned his own business consulting firm specializing in business management. From 1991 to 1998 he was a regional manager for Jillian's, a national entertainment and hospitality chain. From 1998 to 2000 Mr. Cole owned and operated a business consulting sole proprietorship. He was a consultant for the City of Tacoma, WA, as well as other clients. Mr. Cole has managed large staffs and has held the position of general manager with several large businesses including Seattle's Schwartz Brothers restaurants.

JAMES STEPHENS, our VP/secretary and a director, 38, a co-founder of Y3K, is responsible for Y3K's management and support of all account executives and value added resellers, sales and sales assistance and new product development. Prior to his involvement with Y3K, Mr. Stephens was employed as a digital controls specialist for The Boeing Company for 16 years. His duties included customer support, engineering, installation, maintenance and troubleshooting. Mr. Stephens majored in Industrial Systems Engineering at the Universal Technical Institute in Phoenix, Arizona.

LEON M. CALDWELL, our treasurer, 54, has extensive experience as a financial executive commencing with Arthur Anderson & Co. from 1970 to 1973, served as the assistant to the Treasurer at Daylin Inc. from 1973 to 1976, acted as a financial consultant from 1977 to 1985, became the Chief Financial Officer for Southern California Consultants, Inc.; from 1985 to 1991, served as Vice-President of Consulting Services, Inc., from 1991 to 1999 and acted as Vice-President and Chief Financial Officer for Peck/Jones Construction Corp., a general contractor, from 1999 to 2002. Mr. Caldwell received his Bachelor degree in Business Administration from the University of California at Long Beach.

SHANNON JAMES SMITH, director, age 32, has acted as the chairman of the board of directors of Y3K since July 2001. He is responsible for Y3K's overall business strategy, short and long term financial goals, corporate alliances and partnerships and talent recruitment. From 1996 until he accepted a position with Y3K, Mr. Smith founded, developed and acted as chief executive officer of Market Matrix, Inc., a private company involved in the development and marketing of software which permits Internet servers to store customer data and perform secure transactions. Mr. Smith currently serves as the chairman of the Seattle ColdFusion User Group, which he founded in 1998.

Mr. Smith earned a Masters in Business Administration in innovation, strategy and information technology from the Theseus Institute in France in 1995 and completed his bachelor of arts in business administration with a concentration in information systems and international business from the University of Washington in 1994.

STANLEY STONE, a director (resigned effective September 2003 due to health issues), age 70, is a co-founder and director of Y3K. Mr. Stone, who previously acted as chief executive officer and chairman of the board of directors of Y3K, is responsible for managing all legal aspects of Y3K. Mr. Stone graduated from the University of Washington law school in 1962. He has served as the deputy prosecutor for King County, municipal court judge for the cities of Renton and Enumclaw, Washington, commissioner for the King County Superior Court in Seattle and as a judge pro tem. Since 1985 Mr. Stone has operated his own private law practice limited to real estate, corporate law, water utilities and municipal corporations. He is a member of the Washington State Bar and has been authorized to practice before the United States Supreme Court.

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

                         ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2003.

                          Annual Compensation                         Long Term Compensation
                                                                                                                All Other
                                                                                                                Compensation
                                                   Other Annual       Restricted Stock Options/   LTIP          Paid (Draws)
                                                                                                                ------------
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   (2)
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ---
King Cole      President  2003     $0       0      0                  0                           0             $18,900
James Stephens VP/        2003     $0       0      0                  0                           0             $24,460
               Secretary
               and
               Director
Shannon  Smith Director   2003     $0       0      0                                   600,000                  $     0
(1)
Leon Caldwell  Treasurer  2003     $0       0      0                  0                           0             $13,000

(1) Fully vested options were granted to Mr. Smith in November 2002 with the right to exercise within 5 years at $.04 per share.

(2). Compensation is the amounts paid as consulting fees and are not treated as salaries. Draws are made on a cash available basis and treated as 1099 compensation at year-end to each person named here.

Effective July 1, 2002, each of the above officers agreed to monthly remuneration of $4,000 per month, with the caveat that any unpaid wages would accumulate and become a liability until paid. The table indicates the amounts actually paid to each officer with the balance of unpaid wages accumulated as a payable to each officer. We have no agreement with our directors regarding compensation and we do not pay our directors any compensation for serving as directors.


Aggregate option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                        Number of Securities Underlying Unexercised
                                                                      Options/SARs at
                                                                   FY End June 30, 2003
                                                                 Exercisable/Unexercisable
                                                                                              Value of Unexercised
                           Shares                                                                In-the-Money
                           ------------
                           Acquired                                                          Options/SARs at FY - End
                           --------
Name                       On Exercise  Value Realized                                             June 30, 2003
-----                      -----------  --------------                                             -------------
King Cole                  None         None                             1,361,111                   $40,697
James Stephens             None         None                             1,069,444                   $31,976
Leon Caldwell              None         None                               486,111                   $14,535

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                       Number     Transactions   Known Failures
                                      Of  late     Not Timely     To File a
Name and principal position            Reports     Reported      Required Form
-------------------------------      ----------- --------------- --------------
King Cole                                1              1             1
(President and director)
James Stephens                           1              1             1
(VP/Secretary and director)
Stanley Stone                            1              1             1
(Director)
Shannon James Smith                      1              1             1
(Director)
Leon Caldwell                            1              1             1
(Treasurer)


--------------------------------------------------------------------------------

Incentive Stock Options

The Company has an incentive stock option plan, which includes substantially all employees. A total of 8,046,514 shares of common stock are available for exercise and of these options 6,713,180 common shares are fully vested. At December 31, 2003 all common share options will be fully vested. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, granted to those who have loaned the Company money as an additional incentive, or to accredited investors who purchased shares directly from the Company, however, incentive stock options are generally granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of our company, in which case the term will be for five years from the date of the grant. The exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at September 15, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 108 West Stewart Avenue, Puyallup, Washington, 98371, unless otherwise indicated. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as indicated in related footnotes.

                     Name and Address          Amount and Nature          Percent
Title of Class       of Beneficial Owner       of Beneficial Owner        of Class
--------------       -------------------       -------------------        --------
Common               Mr. Jeffrey Haberman (1)       3,065,972               5.55%


Common               Daniel L. Allison              3,586,000               6.49%
                     17414 38th Avenue CT. E
                     Tacoma, WA 98446

Common               Stanley Stone                  3,777,778               6.84%

Common               James Stephens                 3,694,444               6.69%

Common               King Cole                      3,636,111               6.58%

Common               Shannon Smith                     None                 0.00%

Common               Leon M. Caldwell (2)           1,086,667               1.97%
                                                   -----------              -----

     DIRECTORS AND OFFICERS AS A GROUP             12,195,000              22.08%
                                                   ==========              =====

         (1) Mr. Haberman personally owns 1,354,167 common shares. Timothy Neuman retains the voting rights for the 1,354,167 common shares until 2008. In addition, Mr. Haberman has a vested interest in the JANT family trust which owns 3,423,611 common shares. The JANT family trust also has vested options of 555,555 common shares. Of the common shares owned and options vested by the JANT family trust, Mr. Haberman will receive an additional beneficial ownership of 1,711,805 common shares, for a total beneficial number of shares owned of 3,065,972. Mr. Haberman does not have the right to exercise any of the JANT family trust options without the consent of all the trust's trustees.

         (2) Mr. Caldwell has no direct ownership of common shares, however, his wife and children through a family limited partnership own 1,811,111 common shares which includes vested options for 347,222 common shares. Mr. Caldwell's wife has 100% ownership of the sole general partner of the family limited partnership that in turn owns 60% of the total owned shares as her sole and separate property. This gives Mr. Caldwell, through his wife's ownership, a beneficial interest of 1,086,667 common shares, including vested options. The beneficial interest to the children of the family limited partnership is 724,444 common shares, including vested options.

The percent of class is based on 55,228,562 shares of common stock issued and outstanding as of September 23, 2003.

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



ITEM 13:  EXHIBITS AND REPORTS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
2.1      Certification by King Cole
2.2      Certification by James Stephens
2.3      Certification by Leon Caldwell
2.4      Certification by Shannon Smith
2.5      Certification by Stanley Stone

                                   Exhibit 2.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, King Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material
        respects, the financial condition and   results   of   operations of the
        Company.

Dated: October 9, 2003
                             /s/ King Cole
                             -------------------------------------
                             King Cole,
                             President and Chief Executive Officer

                                   Exhibit 2.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Stephens, Vice President and Director of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 9, 2003
                             /s/ James Stephens
                             -------------------------------------
                             James Stephens,
                             Vice President and Director

                                   Exhibit 2.3

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Caldwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material
        respects, the financial condition and results of   operations   of   the
        Company.

Dated: October 9, 2003
                             /s/ Leon Caldwell
                             -------------------------------------
                             Leon Caldwell,
                             Treasurer

                                   Exhibit 2.4

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shannon Smith, Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 9, 2003
                             /s/ Shannon Smith
                             -------------------------------------
                             Shannon Smith,
                             Chairman of the Board

                                   Exhibit 2.5

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of Y3K Secure Enterprise Software, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley Stone, Director of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 9, 2003
                             /s/ Stanley Stone
                             -------------------------------------
                             Stanley Stone,
                             Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            -------------
            King Cole
            President
            Date: October 14, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ James Stephens
            ------------------
            James Stephens
            VP/Secretary & Director
            Date: October 14, 2003

By          /s/ Shannon Smith
            -----------------
            Shannon Smith
            Director
            Date: October 14, 2003

By          /s/ Stanley Stone
            -----------------
            Stanley Stone
            Director
            Date: October 14, 2003

By          /s/ Leon Caldwell
            -----------------
            Leon Caldwell
            Treasurer
            Date: October 14, 2003