Form 10QSB
period 2003-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2003-11-14
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 56,919,850 shares of $0.001 par value common stock outstanding as of October 30, 2003.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET



-------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30        JUNE 30
                                                                                    2003             2002
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                                         $    24,380    $       653
     Lease security deposit                                                             3,165              -

CAPITAL ASSETS                                                                          3,585          4,769
                                                                                  -----------    -----------

                                                                                  $    31,130    $     5,422
===============================================================================   ===========    ===========

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                                     $   689,357    $   697,337
     Loans payable Note 3                                                             551,166        484,166
     Current portion of capital lease obligations                                     121,565        121,565
                                                                                  -----------    -----------
                                                                                    1,362,088      1,303,068
                                                                                  -----------    -----------

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
     Authorized:
         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:
          56,919,850 common shares at September 30, 2003 and 52,050,605
          common shares at June 30, 2003                                               56,920         52,050

   Share subscriptions receivable                                                        (571)          (571)

    Additional paid-in capital                                                      2,929,387      2,741,023

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (4,316,694)    (4,090,148)
                                                                                  -----------    -----------
                                                                                   (1,330,958)    (1,297,646)
                                                                                  -----------    -----------
                                                                                  $    31,130    $     5,422
===============================================================================   ===========    ===========

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT



----------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED          INCEPTION TO
                                                               SEPTEMBER 30             SEPTEMBER 30
                                                          2003              2002            2003
----------------------------------------------------------------------------------------------------
REVENUES                                               $           -  $            -    $    138,833

EXPENSES                                                     216,548         166,831      (4,379,594)
                                                        ------------    ------------    ------------

OPERATING LOSS                                              (216,548)       (166,831)     (4,40,767)

OTHER INCOME (EXPENSE)                                        (9,998)              0        (150,190)
                                                        ------------    ------------    ------------

NET LOSS FOR THE PERIOD                                 $   (226,546)   $   (166,831)   $ (4,290,950)
=====================================================   ============    ============    ============


NET LOSS PER SHARE                                     $        .01    $        .01
=====================================================   ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      54,485,225     42,518,500
=====================================================   ============    ============

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                      MARCH 19
                                                                             THREE MONTHS ENDED       1999 TO
                                                                                SEPTEMBER 30        SEPTEMBER 30
                                                                         2003             2002          2003
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $  (226,546)   $  (166,831)   $(4,290,951)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM OPERATING
  ACTIVITIES
     Fair value of unpaid compensation                                        -              -           96,000
     Depreciation and amortization                                          1,184          1,184         39,927
     Write off leasehold improvements                                         -              -           14,881
     Write off notes receivable                                               -              -           48,000
     Write off investment                                                     -              -           25,000
     Loss from default under equipment leases                                 -              -          142,955
     Stock issued for other than cash                                     143,844            -          444,238
     Lease Deposit                                                         (3,165)           -           (3,165)
     Change in assets and liabilities:
         Accounts payable and accrued liabilities                          -7,980        161,955        748,391
                                                                      -----------    -----------    -----------
                                                                          (92,663)        (3,692)    (2,734,724)
                                                                      -----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and property                                       -              -         (151,470)
     Advances on notes receivable                                             -              -          (40,000)
     Investment in Humanicom, Inc.                                            -              -          (25,000)
                                                                      -----------    -----------    -----------
                                                                              -              -         (216,470)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Loans payable                                                       67,000            -          551,166
       Share Subscriptions receivable                                         -              -             (571)
       Principal payments on capital lease obligations                        -              -          (20,970)
       Issuance of common stock for cash                                   49,390            -          254,316
       Issuance of preferred stock                                            -              -        2,116,633
       Capital Contribution by Shareholder                                    -              -           75,000
                                                                      -----------    -----------    -----------
                                                                          116,390            -        2,975,574
                                                                      -----------    -----------    -----------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           23,727         (3,692)        24,380

          CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      653         10,722            -
                                                                      -----------    -----------    -----------

             CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    24,380    $     7,030    $    24,380
===================================================================   ===========    ===========    ===========

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2003 audited financial statements and notes thereto.


2.   ACQUISITION OF SUBSIDIARY

     Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction.

      A summary of the transaction is as follows:

     The total number of outstanding shares of Zeballos prior to the acquisition was 27,688,500. Y3K, Inc., shareholders had common shares of 12,789,792 and preferred shares of 5,291,582 for a total conversion of common shares from Zeballos of 18,081,374. In order for Y3K, Inc., shareholders to receive 18,081,374 shares of Zeballos, 13,100,000 newly issued shares were issued and 4,981,374 shares were received from existing issued and outstanding shares (part of the 27,688,500 common shares issued and outstanding to Zeballos shareholders) of Zeballos common shares.

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

                               SEPTEMBER 30, 2003


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

     The acquisition is summarized as follows:

     Current Liabilities
          Accounts payable                                                        $  25,743
                                                                                  ---------

     Net Asset Deficiency                                                         $ (25,743)
                                                                                  =========


3.   LOANS PAYABLE
      The Loans Payable are due to various entities and individuals as follows:

      Loans from shareholders with unsecured demand notes at 12% per annum        $ 322,500
      Loan due to bank - defaulted in year 2001 (unsecured)                         155,666
      Loan due to Cornell Capital, Inc. *                                            50,000
      Loan due to private party                                                      20,000
                                                                                  ---------
           Total Loans Payable                                                    $ 551,166
                                                                                  =========

     * 1,555,556 common shares were issued to Cornell Capital, Inc., as security for $50,000 that was funded in September 2003.

Item 2. Management's Discussion and Analysis

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

PLAN OF OPERATION

During the three month period ended September 30, 2003, we attempted to raise the necessary funds to continue to conduct our business plan. We were successful in obtaining two new short-term loans of $50,000 and $20,000 and converted a $3,000 note payable to equity at a pre-determined price per share. Further, the Company sold 1,067,311 common shares for cash proceeds of $46,389 and issued 2,079,711 shares for services in the amount of $143,844. The Company also issued 1,555,556 common shares to Cornell Capital as collateral for their already funded loan of $50,000, and to secure the funding of an additional $100,000 in the 2nd fiscal quarter.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

     |_| We plan to undertake an advertising, marketing, and sales campaign to market the bundled services of FOX communication for which the Company has signed a Joint Operations Agreement effective September 10, 2003. The monthly minimum is $50,000 and we anticipate that we will be out of pocket for up to 5 months before we realize cash flow from our efforts. Once sales are sufficient from the bundled services, YTHK will not be required to use its own funds for marketing. Our anticipated out of pocket for these expenses will be approximately $250,000.

     |_| We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

     |_| With adequate funding, we anticipate our monthly operating costs will be approximately $150,000 per month in order to achieve our planned operations compared to a minimum of $50,000 per month just to sustain minimum operations.

     |_| We anticipate accomplishing the purchase of the Karunga technology for which we have continued to advance joint development costs, as well as a $50,000 advance toward the acquisition of the technology. The funds being advanced are for the continued co-development of the current version of the ICS. We currently have a license agreement with Karunga that will expire on December 31, 2003. We have also extended the original technology purchase agreement that originally expired in March 2003 through December 31, 2003 to allow both companies to complete the intended acquisition of the ICS technology. There is no guarantee that we will conclude our agreement with Karunga but do expect that we will receive additional extensions of the license agreement as we continue to deal in good faith toward the acquisition of the technology.

In order to explore the possible bundling of services with other proprietary software, the Company has signed an agreement with xSides, a Washington Corporation that is the developer of a secure platform that allows companies to control content displayed on the PC desktop. The 2 year agreement gives Y3K the opportunity to introduce and populate the space with their software applications that will interoperate with the xSides technology and allows Y3K to sell (license) the xSides product to enterprise level customers. xSides patented technology manages data delivered to and displayed on a computer and can even create an alternate start menu or a completely new secure space residing directly on the desktop.

     |_| As part of the xSides Agreement, effective September 3, 2003, Y3k has leased office space to accommodate employees of xSides. The office space is located at 100 South King Street, Suite 535, Seattle, WA 98104 and comprises 2,302 sq. ft. of rentable space. The lease is for one year with a base rent of $3,165 per month.

     |_| Y3K has also entered into consulting agreements with key employees of xSides, which will allow them to continue to develop their existing software as well as integrate with the existing bundling of services provided by Y3k Fusion Pak. These new consultants to Y3k will provide expertise and experience to the team implementing and integrating the products of Y3K and Fox Communications into the secure desktop space. All of the complete end-to-end communications platforms will be integrated and launched from the PC desktop within the xSides space.

     |_|  The consultants and their responsibilities are as follows:


         1. Jason Smith -

               - Develop the version of the application integrating Y3K applications into the xSides space based on the project schedule outlined with approval of YTHK and acceptance by Jason Smith

               - Advise Y3K on xSides technology and implementation with contracts outlined by Business Development.

         2. Scott Owen -

               - Manage the Quality Assurance process with internal and external resources for the combined technologies of xSides and Y3K Products and Services

               - Develop and manage test plans creation for black box and white box test

               - Act as a project manager as situations dictate in the development of the bundled products and services.

          3. Michael Secright -

               -    Deploy     and     manage     network     supporting     y3k
                    integration/development teams

               - Manage and support development efforts that require sever integration and development

               -    Support of corporate IT operations for xSides and Y3k

               - Introduce third party relationships to Y3K and nurture those relationships

               -    Evaluate third party technology and report findings.

               - Responsible for administrative duties and budget for IT xSides and Y3k operations

On June 12, 2003 Y3K announced a new strategic partnership with InteractNetworks. Under this partnership Y3K signed a reseller's agreement that allows Y3K to add InteractNetworks Lockdown(TM) Vulnerability Management Appliance (VMA) to Y3K's comprehensive line of security solutions products.

Lockdown(TM) Vulnerability Management Appliances (VMA) automates vulnerability assessment auditing and reporting for 50 to 25,000 IP addresses. All auditing and reporting is managed through a secure web interface. This simple, automated, and scalable architecture significantly reduces the cost of vulnerability auditing and reporting. Reporting, from up to 50 Lockdown(TM) VMAs, is consolidated, providing a comprehensive solution for large enterprise networks and global deployments. Additionally, detailed reporting ensures compliance with Enterprise, HealthCare (HIPPA), Financial Institutions (GLB), and other government, federal and state agency security guidelines.

This is a stand-alone product and not part of the Fusion Pak product line.

On August 15, 2002 we entered into the Equity Line of Credit Agreement with Cornell Capital, Inc., ("Cornell") which provides the opportunity for us to obtain up to $7,000,000 in equity financing through August 15, 2004. In order to have access to the funds available under the equity line of credit we are required to register the shares that we sell to Cornell so that it can resell those shares without restriction. We are preparing a Form SB-2 Registration
Statement seeking to register 30,000,000 shares of our common stock that we believe will be sufficient for us to obtain the entire $7,000,000 in financing made available to us under the Equity Line of Credit Agreement. We expect to have the registration statement filed in the second quarter of fiscal 2004. In the interim period prior to our filing the SB-2, the Company has issued to Cornell Capital, Inc., 1,555,556 shares of common stock to be held as collateral for a loan commitment of $150,000. In September 2003 Cornell funded an initial $50,000 against the loan agreement and we expect an additional $100,000 is expected to be funded by Cornell Capital, Inc., to the Company in the 2nd fiscal quarter.

This additional funding allowed us to complete the SB-2 registration statement which was filed in October 2003 and, when and if it becomes effective, will allow us to drawn down on our Equity Line of Credit with Cornell Capital, Inc. From these proceeds, the Company will repay its short-term loan proceeds from Cornell Capital, Inc., and continue with equity funding under the terms of the Equity Line of Credit as funds are deemed necessary by the Company.

If we do not raise additional funds by selling our shares or obtaining loans, or if we are unable to generate sufficient revenue our business will fail.

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


RESULTS OF OPERATIONS

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. The transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002. The financial statements presented herein compares the three-month periods ended September 30, 2003 and September 30, 2002 based on the operations of Y3K, Inc. for the prior year and accordingly, our financial statements are now prepared on a consolidated basis and include the operations of Y3K, Inc.

In the three-month period ended September 30, 2003, we incurred a net loss of $226,546. This loss consisted of business operation and administrative expenses, with the largest single expense resulting from the completion of the Equity Line of Credit with Cornell Capital, Inc. This was due to the Company issuing an additional 1,555,546 shares to complete the terms of the Equity Line of Credit. The total expense for this issuance was valued at $113,333. This amount was determined by the total contract price of $280,000 for which $166,667 was expensed in the prior year with the initial issuance of shares of 1,666,667 common shares. During this three month period, we realized revenue of $nil.

Since incorporation, we have funded our operations through private loans and equity financings. As at September 30, 2003, our assets were recorded at $31,130 consisting of cash of $24,380, a lease deposit on new space of $3,165 and capital assets of $3,585. Our liabilities totaled $1,362,088, consisting of $689,357 in accounts payable and accrued liabilities, loans payable of $551,166 and lease obligations of $121,565 from a prior office space leased by the Company.

Item 3.     Controls and Procedures

         Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2. Changes in Securities

         During the quarter, the Company issued common shares as follows:

         1,233,978 shares of common stock were issued for cash and the cancellation of a $3,000 note at prices ranging from $.018 to $.14 per share.

         2,079,711 shares of common stock were issued for services amounting to $143,844 at prices ranging from $.03 to $.08 per share. The largest recipient of shares issued for services was to Cornell Capital, Inc. 1,555,556 shares valued at $113,333 were issued to conclude the Agreement for the Equity Line of Credit between the Company and Cornell. The Company had entered into the Agreement for a fixed number of shares (3,111,111) at a valuation of $280,000. In fiscal 2003 the Company issued 1,666,667 shares at the valuation of $.10 per share and concluded the transaction with the final valuation based on the contract price of $280,000 less the amount recorded in the prior year of $166,667.

         1,555,556 shares of common stock were issued as security for a loan provided by Cornell Capital, Inc. These shares are expected to be returned to the treasury of the Company upon repayment of the loan from proceeds anticipated from the funding of the Equity Line of Credit.

         All of these shares were issued pursuant to the exemption from registration under Section 4(6) of the Securities Act of 1933 and Regulation D.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

Index to Exhibits

99.1 Certification by King Cole Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification by James Stephens Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification by Leon Caldwell Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4    Certification by King Cole

99.5    Certification by Leon Caldwell

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Y3K SECURE ENTERPRISE SOFTWARE, INC.

DATE:  November 14, 2003                 /s/ King Cole
                                         ------------------------------------
                                         King Cole, President and CEO and
                                         Authorized Signer