Form 10QSB
period 2003-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-02-17
CIK 1082673

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

                                      FORM 10-QSB
                                      -----------


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period          to


                          Commission File Number 333-51366

                         Y3K SECURE ENTERPRISE SOFTWARE, INC.
      -----------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)


           Nevada                                         98-0201259
 ---------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
    incorporation or organization)


                  800 Bellevue Way NE, Suite 600, Bellevue, WA 98004
       ----------------------------------------------------------------------
                      (Address of principal executive offices)

                                   (425) 605-9220
                                  ------------------
                      Issuer's telephone number, including area code


       108 West Stewart Avenue, Puyallup, Washington, 98371 (253) 284-2935
      ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,473,480 shares of $0.001 par value common stock outstanding as of January 26, 2004.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                         (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31           JUNE 30
                                                                                    2003                2003
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                    $          2,813    $            653
      Lease Security Deposit                                                            3,165                  -
                                                                             ------------------- -------------------
Capital Assets                                                                          2,401               4,769
                                                                             ------------------- -------------------

                                                                             $          8,379    $          5,422
====================================================================================================================
LIABILITIES

Current
     Accounts payable and accrued liabilities                                $        612,038    $        697,337
     Loans payable - Note 3                                                           648,166             484,166
     Capital lease obligations                                                        121,565             121,565
                                                                             ------------------- -------------------
                                                                                    1,381,769           1,303,068
                                                                             ------------------- -------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:
          69,456,640 common shares at December 31, 2003 and 52,050,605
          June 30, 2003                                                                69,457              52,050
    Share subscriptions receivable                                                    (15,280)              (571)
    Additional paid-in capital                                                      3,905,145           2,741,023

Deficit                                                                            (5,332,712)         (4,090,148)
                                                                             ------------------- -------------------
                                                                                   (1,358,110)         (1,297,646)
                                                                             ------------------- -------------------

                                                                             $          8,379    $          5,422
====================================================================================================================

                           Y3K SECURE ENTERPRISE SOFTWARE, INC.
                              (A Development Stage Company)


                     CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


-----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended                 Six Months Ended          Inception To
                                             December 31                      December 31             December 31

                                        2003            2002             2003             2002            2003
-----------------------------------------------------------------------------------------------------------------------
Revenues                                       -              431               -              431             138,833
Expenses                                 994,209          342,014       1,210,757          508,845           5,373,803
                                   ------------------------------------------------------------------------------------
Operating Loss                          (994,209)        (341,583)     (1,210,757)        (508,414)         (5,234,970)
Other Income (Expense)                   (21,809)               -         (31,807)               -             (71,999)
                                   ------------------------------------------------------------------------------------
Net Loss For Period                   (1,016,018)        (341,583)     (1,242,564)        (508,414)         (5,306,969)
                                   ====================================================================================

Net Loss Per Share                      $(.02)            Nil               $(.02)          $(.01)
=======================================================================================================

Weighted Average Number of Common
Shares Outstanding                      63,188,245       51,946,280       63,188,245      51,946,280
=======================================================================================================

                           Y3K SECURE ENTERPRISE SOFTWARE, INC.
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
                                                                                                            INCEPTION
                                                                                                             MARCH 19
                                                            Three Months Ended      Six Months Ended          1999 TO
                                                               December 31             December 31          DECEMBER 31
                                                            2003        2002        2003          2002          2003
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                         $  (1,016,018)  (341,583)   (1,242,564)  (508,414)    (5,306,969)

Adjustments To Reconcile Net Income To Net Cash From
  Operating Activities
     Fair value of unpaid compensation                            -                        -                    96,000
     Depreciation and amortization                            1,184      1,184         2,368      2,368         41,111
     Write off leasehold improvements                             -                        -                    14,881
     Write off notes receivable                                   -                        -                    48,000
     Write off investment                                         -                        -                    25,000
     Loss from default under equipment leases                     -                        -                   142,955
     Stock issued for other than cash                       682,514    166,667       826,358    166,667      1,126,752
     Lease deposit                                                -          -        (3,165)         -         (3,165)
      Change in payables and accrued liabilities            -48,265    151,570       -56,245    313,525        700,126
                                                     ------------------------------------------------------------------
                                                           (380,585)   (22,162)     (473,248)   (25,854)    (3,115,309)
                                                     ------------------------------------------------------------------
 Cash Flows From Investing Activities
     Purchase of equipment and property                           -                        -                  (151,470)
     Advances on notes receivable                                 -          -             -          -        (40,000)
     Investment in Humanicom, Inc.                                -          -             -          -        (25,000)
                                                     ------------------------------------------------------------------
                                                                  -          -             -          -       (216,470)
                                                     ------------------------------------------------------------------

Cash Flows From Financing Activities
       Loans payable                                         97,000          -       164,000          -        648,166
       Share subscriptions receivable                       (14,709)      (571)      (14,709)      (571)       (15,280)
       Principal payments on capital leases                       -          -             -          -        (20,970)
       Capital contribution from Shareholder                      -     75,000             -     75,000         75,000
       Issuance of common stock for cash                    276,727        776       326,117        776        531,043
       Advance on purchase of Karunga                                  (50,000)                 (50,000)             -
       Issuance of preferred stock                                -          -             -          -      2,116,633
                                                     ------------------------------------------------------------------
                                                            359,018     25,205       475,408     25,205      3,334,592
                                                     ------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents
                                                            (21,567)     3,043         2,160       (649)         2,813

Cash And Cash Equivalents, Beginning Of Period               24,380      7,030           653     10,722              -
                                                     ------------------------------------------------------------------

Cash And Cash Equivalents, End Of Period             $        2,813     10,073         2,813     10,073          2,813
=======================================================================================================================

                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
                           (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the June 30, 2003 audited financial statements and notes thereto.


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

                                DECEMBER 31, 2003

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


     The acquisition is summarized as follows:

     Current Liabilities
         Accounts payable                           $     25,743
                                                    --------------
     Net Asset Deficiency                            $    (25,743)
                                                    ==============


3.   LOANS PAYABLE

     The Loans Payable are due to various entities and individuals as follows:

     Loans from shareholders with unsecured demand notes at 12% per annum      $322,500
     Loan due to bank - defaulted in year 2001 (unsecured)                      155,666
     Loan due to Cornell Capital, Inc. *                                         50,000
     Loan due to private party at 12% until paid                                 20,000
                                                                               --------
          Total Loans Payable                                                  $648,166
                                                                               ========

     * 1,555,556   common  shares  were  issued to  Cornell  Capital,  Inc.,  as security for the $150,000 loan bearing interest at 12% per annum until paid.

Item 2.     Management's Discussion and Analysis

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Plan of Operation

During the six month period ended December 31, 2003, we continued our attempts to raise the necessary funds to continue to conduct our business plan. We were successful in securing $150,000 in private debt financing from Cornell Capital, $20,000 from a private investor with common stock issuances to retire $6,000 in debt for a net raise in debt of $164,000. (See Note 3 to financial statements above). In addition during the six month period we sold 3,981,304 common shares for net proceeds of $325,669, issued 4,472,219 common shares for the vested options exercised by the founders for $447 and issued 7,396,956 common shares for services totaling $826,358. The Company also issued 1,555,556 common shares to Cornell Capital as collateral for their loan of $150,000. These funds have been sufficient to fund our operations at a level that allowed us to further develop and enhance Fusion Pak, which is our suite of business software products, and to engage in marketing of Fusion Pak to a number of interested businesses. In order to continue operations we will need additional capital, the amount of which will be dependant in large part in our ability to increase our marketing efforts to begin to generate revenues in an amount that will reduce our ongoing need for additional capital investment.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

         We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the expenses will be approximately $500,000. We plan to undertake an advertising, marketing, and sales campaign to market the bundled services of FOX communication for which the Company has signed a Joint Operations Agreement effective September 10, 2003. The monthly minimum is $50,000 and we anticipate that we will be out of pocket for up to 5 months before we realize cash flow from our efforts. Once sales are sufficient from the bundled services, YTHK will not be required to use its own funds for marketing. Our anticipated out of pocket for these expenses will be approximately $250,000.

         We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

         With adequate funding, we anticipate our monthly operating costs will be approximately $150,000 per month in order to achieve our planned operations compared to a minimum of $50,000 per month just to sustain minimum operations.

         We anticipate accomplishing the purchase of the Karunga technology for which we have continued to advance joint development costs, as well as a $50,000 advance toward the acquisition of the technology. The funds being advanced are for the continued co-development of the current version of the ICS. We currently have a license agreement with Karunga that expired on December 31, 2003 and an extension was issued on the license through February 28, 2004. We have also extended the original technology purchase agreement that originally expired in March 2003 through February 28, 2004 to allow both companies to complete the intended acquisition of the ICS technology. There is no guarantee that we will conclude our agreement with Karunga but do expect that we will receive additional extensions of the license agreement as we continue to deal in good faith toward the acquisition of the technology.

     Currently there are three people from Karunga who are working with YTHK for the continued development of its product and business adaptation.

In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a note Karunga previously issue to the non-related party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. Karunga is in default on the note at December 31, 2002, and it is unlikely that Karunga will be able to cure that default in the near future. However, the lienholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. The beneficiary of the note has made no demand to the Company for payment. The Company has not expensed the note as it believes it will be able to complete its purchase of the Karunga technology in the 3rd fiscal quarter and the assumption of the note on the consolidated financials will ultimately be treated as a capitalized acquisition cost with the related debt reflected on the books of the Company. In the event that there is not an extension of the license agreement or of the purchase agreement, the Company will then expense the note as its Guarantor. In accordance with the FASB issued Interpretation No. 45 ("FIN 45"), (See New Accounting Pronouncements section) the Company is taking this posture since this liability was incurred prior to January 1, 2003 and YTHK is not obligated to recognize the fair value of the liability for guarantors incurred prior to that date.

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

As a result of this agreement, Mr. Michael Secright of the xSides employees has become a consultant for YTHK whose responsibilities are as follows:

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

         - Evaluate third party technology and report findings.
         - Responsible for administrative duties and budget for IT xSides and Y3k operations

On June 12, 2003 Y3K announced a new strategic partnership with InteractNetworks. Under this partnership Y3K signed a resellers agreement that allows Y3K to add InteractNetworks Lockdown(TM) Vulnerability Management Appliance (VMA) to Y3K's comprehensive line of security solutions products. Lockdown(TM) Vulnerability Management Appliances (VMA) automates vulnerability assessment auditing and reporting for 50 to 25,000 IP addresses. All auditing and reporting is managed through a secure web interface. This simple, automated, and scalable architecture significantly reduces the cost of vulnerability auditing and reporting. Reporting, from up to 50 Lockdown(TM) VMAs, is consolidated, providing a comprehensive solution for large enterprise networks and global deployments. Additionally, detailed reporting ensures compliance with Enterprise, HealthCare (HIPPA), Financial Institutions (GLB), and other government, federal and state agency security guidelines.

This is a stand-alone product and not part of the Fusion Pak product line.

On August 15, 2002 we entered into the Equity Line of Credit Agreement with Cornell Capital, Inc., ("Cornell") which provides the opportunity for us to obtain up to $7,000,000 in equity financing through August 15, 2004. In order to have access to the funds available under the equity line of credit we are required to register the shares that we sell to Cornell so that it can resell those shares without restriction. We are preparing a Form SB-2 Registration
Statement seeking to register 30,000,000 shares of our common stock that we believe will be sufficient for us to obtain the entire $7,000,000 in financing made available to us under the Equity Line of Credit Agreement. We expect to have the registration statement filed in the third quarter of fiscal 2004. In the interim period prior to our filing the SB-2, the Company has issued to Cornell Capital, Inc., 1,555,556 shares of common stock to be held as collateral for a loan of $150,000.

From the proceeds under the Equity Line of Credit, the Company may repay its short-term loan proceeds from Cornell Capital, Inc., and continue with equity funding under the terms of the Equity Line of Credit, as funds are deemed necessary by the Company.

Further, the Company will continue to issue common shares to accredited investors at a discount from the market price to compensate the investor for the required time to hold the stock before it can be resold under Rule 144.

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

Results of Operations

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. The transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002. The financial statements presented herein compares the three-month and six-month periods ended December 31, 2003 and December 31, 2002.

Since incorporation, we have funded our operations through private loans and equity financings. As at December 31, 2003, our assets were recorded at $8,379 consisting of cash of $2,813, a lease deposit on new space of $3,165 and capital assets of $2,401. Our liabilities totaled $1,381,769, consisting of $612,038 in accounts payable and accrued liabilities, loans payable of $648,166 and lease obligations of $121,565 from a prior office space leased by the Company.

In the three-month period ended December 31, 2003, we incurred a net loss of $1,016,018 as compared to a loss of $342,014 for the same period last year. For the six-month period ended December 31, 2003, we incurred a net loss of $1,242,564 as compared to a loss of $508,414 for the same period last year. The substantial increase in expenses was primarily due to the issuance of common shares of restricted common stock to various individuals and entities for consulting services. (See Item 2 - Changes in Securities). During the period, we realized no significant amounts of revenue.

Since inception the Company has accumulated losses of $5,306,969 through December 31, 2003.

Liquidity and Capital Resources

     During the three month period ended December 31, 2003, we continued to raise funds to continue to conduct our business plan. During the period we were successful in obtaining a total of $255,000 of cash infusions in exchange for 2,747,326 shares of our common stock. These funds were applied to our business operations. In addition, we issued 5,317,245 shares of our common stock to various persons in exchange for their services which were valued at $682,514.

     We expect that we will continue to rely on debt and/or equity financings to finance the shortfall in cash that we expect to incur for the next 12 months. If we are unsuccessful in securing the necessary capital, then it is likely that we will be forced to continue to operate at minimal levels, which will delay our ability to fully implement our plan of operation. Ultimately, it is likely that if we are unable to secure the financing, or ssecure a revenue stream sufficient for us to expand our current level of operation, the company will fail.

Item 3.     Controls and Procedures

         Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Treasuer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent valuation.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No.142, Accounting for Goodwill and other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, a company must use the purchase method of accounting for all business acquisitions. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The adoption of these standards is expected to have no effect on our financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We adopted this statement on January 1, 2002.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expended disclosure requirements. We do not believe that the adoption of this Interpretation will have a material impact on our financial position or statement of operations.

         In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51. FIN 46, requires us to consolidate variable interest entities for which we are deemed to be the primary beneficiary and disclose information about variable interest entities in which we have a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The adoption of this standard is expected to have no material effect on our financial statements.

                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We are the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court. In this litigation we are asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.



Item 2. Changes in Securities

         During the quarter, the Company issued common shares as follows:

         2,747,326 shares of common stock were issued for cash, subscriptions receivable and the cancellation of two notes, each for $3,000, in exchange for the issuance of 100,000 and 166,667 common shares, at prices of $.033 and $.018, respectively, as follows:

        ----------------------------------------------------------------------------------------------------------
        Person/Class               # of           Cash Consideration     Date of             Other Consideration
                                   Shares                                Transaction         Describe
                                   Sold
        ----------------------------------------------------------------------------------------------------------
        Accredited Individual          166,667                           Oct. 1, 2003        Cancelled $3,000
                                                                                             Note

        Accredited Individual            100,000                         Oct. 31, 2003       Cancelled $3,000
                                                                                             Note

        Accredited Individual            227,273     $35,000.00          Oct. 31, 2003

        Accredited Individual          1,454,545    $160,000.00          Nov. 3, 2003

        Accredited Individual             89,286     $10,000.00          Nov. 15, 2003

        Accredited Individual            150,000     $15,000.00          Dec. 4, 2003

        Accredited Individual              4,000                         Dec. 14, 2003       Subscription Agreement
                                                                                             $280.

        Accredited Individual            555,555     $35,000.00          Dec. 18, 2003       Plus Subscription
                                                                                             Agreement $15,000
        --------------------------------------------------------------------------------------------------------------
            Totals                     2,747,326    $255,000.00                              $21,280.00
        --------------------------------------------------------------------------------------------------------------

         5,317,245 shares of common stock were issued for services amounting to $682,514 at prices ranging from $.08 to $.17 per share. The largest recipient of shares issued for services was to Jeffrey Galpren; 1,500,000 common shares valued at $210,000 with the next largest issuance of 1,133,333 common shares to William Cox, as consideration for cancellation of his accrued termination contract totaling $136,000.


         The table below details the common shares issued for services:

       ---------------------------------------------------------------------------------------------------------------
       Person/Class                # of            Consideration          Date of              Description of
                                   Shares          (Value of              Transaction          Services Rendered
                                   Sold            Service)
       ---------------------------------------------------------------------------------------------------------------
       William Cox                 1,133,333       $ 136,000.00           Dec. 11, 2003          Shares for
                                                                                                 severance

       David Canon                   200,000       $ 34,000.00            Nov. 11, 2003          Intro to
                                                                                                 Entertainment Group

       Individual                     50,000       $  9,000.00            Oct. 1, 2003           Consulting

       Individual                    500,000       $ 45.000.00            Nov. 6, 2003           Promotional Services

       Individual                     50,000       $  7,000.00            Nov. 3, 2003           Legal Fees

       Jack Orr, Esq.                150,000       $ 25,000.00            Nov. 4, 2003           SEC Work

       Jeffrey Galpren             1,500,000       $210,000.00            Nov. 3, and Dec. 1,    Planning, financial
                                                                          2003                   consulting, B of D
                                                                                                 consulting

       Individual                     50,000        $ 7,000.00            Nov. 3, 2003           Consulting

       Individual                     58,824       $ 10,000.00            Nov. 5, 2003           Interest on Note

       Individual                     50,000        $ 7,000.00            Nov. 3, 2003           S-8 work

       Corporation                   500,000       $ 45,000.00            Nov. 6, 2003           Promotional
                                                                                                 services

       Limited liability co.         600,000       $102,000.00            Nov. 13, 2003          Business Development

       Individual                     50,000       $  9.000.00            Oct. 1, 2003           Consulting

       Corporation                   425,088       $ 36,014.00            Oct. 28, 2003          Commission on stock
                                                                                                 sale and Webcast
       ---------------------------------------------------------------------------------------------------------------
          Totals                   5,317,245      $ 682,514.00
       ---------------------------------------------------------------------------------------------------------------

         4,472,219 shares of common stock were issued to founders representing shares that were fully vested at December 31, 2003. Each share was paid for at the option price of par of the private company, Y3k, Inc., that initially issued the shares at $.0001 as follows:

        --------------------------------------------------------------------------------------------------------------
        Person/Class                              # of            Cash Consideration  Date of
                                                  Shares                              Transaction
                                                  Sold
        --------------------------------------------------------------------------------------------------------------
        Consulting Services, Inc. Defined                486,111             $ 48.61  Dec. 31, 2003
        Benefit Plan (a)

        JandT Trust (b)                                  777,777            $  77.77  Dec. 31, 2003

        Tim Neuman                                        38,889             $  3.88  Dec. 31, 2003

        James Stephens                                 1,069,444            $ 106.94  Dec. 31, 2003

        Stanley Stone                                    611,109              $61.11  Dec. 31, 2003

        King Cole                                      1,361,111             $136.11  Dec. 31, 2003

        Tristan Springmeyer                               77,778               $7.78  Dec. 31, 2003

        Don Linkem                                        25,000               $2.50  Dec. 31, 2003

        Paul Wilson                                       25,000               $2.50  Dec. 31, 2003
        -------------------------------------------------------------------------------------------------------------
           Totals                                      4,472,219             $447.22
        -------------------------------------------------------------------------------------------------------------




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

Item 6. Exhibits

Index to Exhibits:

99.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4   Certification by King Cole

99.5   Certification by Leon Caldwell

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                             /s/ King Cole
                                             -----------------------------------
Date:  February 14, 2004                     King Cole, President and CEO

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                               (18 U.S.C. SECTION 1350)

In connection  with the  Quarterly  Report of Y3K Secure  Enterprises  Software,
Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    King Cole
-----------------
King Cole
President
February 14, 2004

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Leon M. Caldwell, Treasurer of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    Leon M. Caldwell
-----------------------
Leon M. Caldwell
Treasurer
February 14, 2004

                                                                    Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                               (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, James Stephens, Vice President of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    James Stephens
---------------------
James Stephens
February 14, 2004

                                                                    Exhibit 99.4

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Y3K Secure Enterprise Software, Inc., for the quarter ended December 31, 2003;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2004

/s/_King Cole
-------------
King Cole
President and CEO

                                                                    Exhibit 99.5

                           CERTIFICATION OF TREASURER

I, Leon M. Caldwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Y3K Secure Enterprise Software, Inc., for the quarter ended December 31, 2003;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2004

/s/ Leon M. Caldwell
--------------------
Leon M. Caldwell
Treasurer