Form 10QSB/A
period 2002-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-03-09
CIK 1082673

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

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14
(c)) as of the end of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure control and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

Index to Exhibits:

Exhibit No.         Description                                          Location
31.1                Certification of Chief Executive Officer pursuant    Provided herewith
                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of Chief Financial Officer pursuant    Provided herewith
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification by King Cole Pursuant to the 18        Provided herewith
                    U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

32.2                Certification by Leon Caldwell Pursuant to the 18    Provided herewith
                    U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                             /s/ KING COLE
                                             --------------------
Date:  March 8, 2004                         King Cole, President

                                                                    Exhibit 31.1

         CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc., for the quarter ended December 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a15(f) and 15d-15 (f)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for extern purposes in accordance with generally accepted accounting principals;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  March 8, 2004

/s/ King Cole
--------------
King Cole
President and CEO

                                                                    Exhibit 31.2
                   CERTIFICATION OF TREASURER

I, Leon M. Caldwell, certify that:

1. I have reviewed this report on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc., for the quarter ended December 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a15(f) and 15d-15 (f)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for extern purposes in accordance with generally accepted accounting principals;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  March 8, 2004

/s/  Leon M. Caldwell
---------------------
Leon M. Caldwell
    Treasurer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"),on Form 10-QSB/A for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    KING COLE
----------------
King Cole
President
March 8, 2004
                                       14

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-QSB/A for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Leon M. Caldwell, Chief Financial Officer of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ LEON M. CALDWELL
-----------------------
Leon M. Caldwell
Chief Financial Officer
March 8, 2004
                                       15