Form 10KSB/A
period 2003-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-03-09
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               -----------------
                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB
                               -----------------

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
            -----------------------------------------------------
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


         Securities  registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
        None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

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

                        55,228,562 shares of common stock
                        ---------------------------------

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................11
ITEM 3:  LEGAL PROCEEDINGS....................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12
ITEM 7:  FINANCIAL STATEMENTS.................................................16
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................17
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........17
ITEM 10:  EXECUTIVE COMPENSATION..............................................18
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......20
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21
ITEM 13:  EXHIBITS AND REPORTS................................................21

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

We continue to work on developing new applications for and enhancements of our FusionPak suite of software products. At the present time, we do not employee any software developers or technicians. All of the work related to FusionPak software has been preformed for Y3K by third party consultants, primarily Karunga Technologies Corporation with which the company has a licensing agreement for certain of the software included in the FusionPak suite. During the last two fiscal years, we paid a total of $261,224 to Karunga which included payment for its development work on the FusionPak software.

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

Karunga Technologies Corporation developed ICS for us under a Software Development Agreement that we entered into in January 2000. That agreement has replaced by a Software License and Joint Marketing Agreement the parties executed in October 2001. Y3K and Karunga now operate under the Software License and Joint Marketing Agreement. The agreement, which expires in October 31,2003, grants Y3K a non-exclusive license for the Karunga ICS technology and the right to negotiate a purchase of the Karunga technology. At the present time there is no agreement between Y3K and Karunga for purchase of the ICS technology.

We do not hold any interest in Karunga, however, we have continued to advanced joint development costs to Karunga since January 2000. We paid a total of $169,724 to Karunga during the fiscal year. This amount includes a $50,000 payment to a non-related party to which Karunga has a substantial liability as a residual payment due for certain of the core technology of the ICS system. We advanced the $50,000 in order to protect our interest as the licensee of the ICS software and to avoid having it seized by the third party. In addition to the cash payment we also agreed to act as guarantor on a note Karunga previously issued to the non-related party. Since we view Karunga's ICS system as a core element of our Fusion-Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by Y3K's management. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. Karunga is in default on the note at June 30, 2003, and it is unlikely that Karunga will be able to cure that default in the near future. However, the third party lienholder has indicated a willingness to wait for a reasonable period of time to allow Y3K and/or Karunga to obtain a cash infusion in order to make additional payment under the note. At the present time, the noteholder has made no demand to the Y3K for payment.

Currently there are three people from Karunga who are working with Y3K on the continuing development of the ICS technology and business adaptations for the product. Among other things, these people:

        - Consult on business development and marketing strategies
        - Provide consulting services related to the ICS technology
        - Provide  technical  support for our ICS product
        - Work on the development and enhancement of the ICS technolgy

We expect to continue to negotiate with Karunga for the purchase of the ICS technology. If we are unable to reach an agreement to purchase the technology, then Karunga has indicated a willingness to extend the terms of the current Software License agreement.

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

Y3K, Inc. entered into a Strategic Alliance Agreement with Market Matrix, Inc., the developer of the Commerce Manager software, in February 2001. Under terms of the agreement Y3K and Market Matrix each granted the other a non-exclusive license to their respective technologies for the purpose of integrating the technologies so as to allow the software components to work together or separately depending on customer needs. The Strategic License Agreement also grants each of the parties a license to distribute and re-license the technologies, either alone as individual components or in package with any of the other software products. To date, Y3K has not generated any significant revenues from marketing, licensing or other distribution of the Market Matrix technologies. When and if it does, it will be obligated to pay certain royalties to Market Matrix for the licenses granted to Y3K under the Strategic License Agreement.

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

Our primary revenue model consists of a global value added reseller network where our products are distributed as packages with telecommunication and financial services. We currently license FusionPak as follows:

    - Enterprise Server Licenses -Average sale: $85,000 per module / $255,000 for the entire software package
    -    Per Use Licenses - $10,000 per store module,
    -    Individual ICS  - Average individual sale $2,000

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

-      Blue Martini Customer Interaction System
-      BroadVision Retail Commerce Suite
-      IBM Websphere Commerce Suite
-      iPlanet Commerce Application Suite
-      Microsoft Commerce Server 2000
-      Oracle Procure-to-Pay - $235,000

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

IM Competition for ICS:
-----------------------

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

A.       AffiliateTracker -
---------------------------

Affiliate Program Competition for AffiliateTracker:
---------------------------------------------------

1.       Linkshare
2.       Microsoft bCentral
3.       My Affiliate Program 8.0
4.       AffiliateShop.Com
5.       The Internet Marketing Center - AssocTRAK 2.5
6.       ReferralSoftware.com

Employees
---------

We currently have four full-time employees. Our president, Mr. King Cole, our Treasurer, Mr. Leon Caldwell, and our VP/secretary, Mr. James Stephens, provide their services on a full-time basis. We also have a full time receptionist. Our other directors provide their services to us on a part-time basis. We entered into agreements as of July 1, 2002 with Mr. Cole, Mr. Stephens and Mr. Caldwell that provided for monthly remuneration during the year ended June 30, 2003 at $4,000 per month, to be paid as funds were available, and accruing any unpaid amounts. We were only able to pay a portion of those amounts pertaining to the current fiscal year ended June 30, 2003, as follows: $18,900 to Mr. Cole, $24,460 to Mr. Stephens and $13,000 to Mr. Caldwell. We have accrued unpaid wages of $66,340 for all there of these officers. We have no agreement with our directors regarding compensation for their services and do not pay any compensation for serving as a director.

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

In order to sustain minimum operations we will need to raise a minimum of $500,000. We anticipate that we will be able to raise these funds through continued loans from shareholders and the sale of our common stock to accredited investors at a discount from the then trading price at the time of sale. However, at the present time we do not have any commitments from shareholders or other potential investors to provide funding to Y3K, except for Cornell Capital Partners, L.P. under an Equity Line of Credit agreement which the company has not taken the necessary steps to use at this time. Additionally, the Company has considered raising funds through an offering under Rule 504 of SEC Regulation D in an amount up to $1,000,000. when and if we conduct such an offering we anticipate that this funding will provide satisfactory capital to allow the Company to continue on with its business plan.

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

WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL WHICH WILL INHIBIT OUR ABILITY TO EXCUTE OUR BUSINESS PLAN.

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

                            ITEM 3: LEGAL PROCEEDINGS

We are the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court, which we commenced in October 2002. In this litigation we are asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The defendants have asserted a counterclaim against the company, but we have been advised by the attorney representing us in the lawsuit that he believes that the counterclaim has little or no merit. The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

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

     Period                                          High                Low
     ------                                          -----              ------
     July 1, 2000 to September 30, 2000              $1.063             $0.563
     October 1, 2000 to December 31, 2000            $1.031             $0.625
     January 1, 2001 to March 31, 2001               $0.563             $0.13
     April 1, 2001 to June 30, 2001                  $0.20              $0.07
     July 1, 2001 to September 30, 2001              $0.85              $0.40
     October 1, 2001 to December 31, 2001            $0.84              $0.25
     January 1, 2002 to March 31, 2002               $0.47              $0.06
     April 1, 2002 to June 30, 2002                  $0.30              $0.07
     July 1, 2002 to September 30, 2002              $0.14              $0.05
     October 1, 2002 to December 31, 2002            $0.07              $0.02
     January 1, 2003 to March 31, 2003               $0.04              $0.02
     April 1, 2003 to June 30, 2003                  $0.06              $0.01


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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of our common stock which are authorized to be issued under options granted to our officers, directors and/or employees:

-----------------------------------------------------------------------------------------------------------------
Plan category                             Number of  securities to  Weighted average       Number of securities
                                          be issued upon  exercise  exercise price of      remaining available for
                                          of outstanding  options,  outstanding options,   future issuance
                                          warrants and rights       warrants and rights
-----------------------------------------------------------------------------------------------------------------
                                          (a)                       (b)                       (c)
-----------------------------------------------------------------------------------------------------------------
Equity  compensation  plans  approved by  2,838,887                  $.0001                   2,000,000
security holders
Equity  compensation  plans not approved  3,207,627                  $.19
by security holders
Total                                     6,046,514                  $.10                     2,000,000
-----------------------------------------------------------------------------------------------------------------

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

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

        - We plan to undertake an advertising, marketing, and sales campaign to market the bundled services of FOX communication for which the Company has signed a Joint Operations Agreement effective September 10, 2003. The monthly minimum is $50,000 and we anticipate that we will be out of pocket for up to 5 months before we realize cash flow from our efforts. Once sales are sufficient from the bundled services, YTHK will not be required to use its own funds for marketing. Our anticipated out of pocket for these expenses will be approximately $250,000.

        - We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

        - With adequate funding, we anticipate our monthly operating costs will be approximately $150,000 per month in order to achieve our planned operations compared to a minimum of $50,000 per month just to sustain minimum operations.

       - We anticipate the possible purchase of the ICS technology, which was developed by Karunga Technologies Corporation for Y3K. We have continued to advance joint development costs to Karunga. The funds being advanced are for the continued
              co-development of the current version of the ICS. We currently have a license agreement with Karunga that will expire on October 30, 2003, however, we anticipate that the agreement will be extended for additional periods unless we are able to complete acquisition of the ICS Technology. There is no guarantee that we will be able to conclude an agreement with Karunga to acquire the ICS technology, nor that we will receive additional extensions of the license agreement.

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

The amount of financing available to us under the Equity Line of Credit will be determined in part by our share price in the public securities markets. We can obtain up to $300,000 in equity financing in any month by providing notice to Cornell of our intention to take an advance under the equity line of credit. We set the price for the shares that we are required to issue to Cornell to obtain the amount of the advance requested. However, if the closing price for our shares falls below the price we set in the notice in any of the five trading days following our issuance of the notice, then we are required to reduce the amount of the requested draw on a pro rata basis. Upon receipt of the shares, Cornell is required to provide us with the amount of funding requested, less a discount to Cornell of 6%. This discount will be reflected as a reduction in the paid in capital for sales in excess of the par value of the stock. The shares we issue to Cornell will not be restricted and, subject to a restriction in the Equity Line of Credit Agreement that it must sell the shares in an orderly fashion, Cornell may immediately begin to sell some or all of the purchased shares into the marketplace. There is no requirement by the Company to repurchase any of its common shares, either in the marketplace or repurchase back from Cornell. So long as we continue to meet certain conditions under the Equity Line of Credit Agreement we may periodically draw down on the line of credit for the next 24 months, or until we have taken the maximum of $7,000,000 that is available to us under the Equity Line of Credit Agreement. Among the conditions that must be satisfied in order to access funds under the Equity Line of Credit Agreement are: (i) registration of the shares sold to Cornell with the SEC, (ii) trading of our common stock in the securities markets has not been suspended for any reason, and (iii) that we are otherwise in compliance with the terms and conditions of the Equity Line of Credit Agreement. The fees paid to Cornell were based on the stock bid price on the date of the contract times the number of shares issued to Cornell. The price used in this calculation was $.10 per share.

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

Since incorporation, we have funded our operations through private loans and equity financings. This has allowed us to assimilate our FusionPak suite of software products and technologies. We have been able to develop certain enhancements and new applications for the products which we believe make them individually, and the FusionPak collectively more attractive to potential customers. We have assembled a management team and developed relationships with third parties that we believe will enhance our ability to market our products and bundle them with other products developed by these third parties.

We anticipate that a minimum of $500,000 will be required to sustain existing operations for the next 12 months from the balance sheet date, said amounts going to items such as, marketing funds, rent, consulting fees to officers and consultants, clerical help, utilities, travel, audit fees and SEC compliance requirements. Completion of our plan of operation is subject to obtaining additional financing. We estimate that we will require $1,000,000 in order to adequately finance the execution of our plan of operations. We anticipate that we will be able to raise these funds through continued loans from shareholders and the sale of our common stock to accredited investors at a discount from the then trading price at the time of sale and/or accessing the funding. However, at the present time we do not have any commitments from shareholders or other potential investors to provide funding to Y3K, except for Cornell Capital under the Equity Line of Credit agreement.

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

Liquidity

Since incorporation, we have funded our operations through private equity financings. As at June 30, 2003, our assets were recorded at $5,993 of which $653 was cash and $4,769 was the net book value of furniture and fixtures. Our liabilities totaled $1,303,068, consisting of a bank loan of $155,666 based on the amount of the latest notice of the balance due from a collection agency, $121,565 in defaulted equipment lease obligations, $239,475 for prior location office lease obligations, $100,000 as a termination settlement for an ex-employee, loans from shareholders of $328,500 and $357,862 in operating liabilities.

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




Vancouver, B.C.                                              "Morgan & Company"

September 24, 2003                                        Chartered Accountants

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                               JUNE 30
                                                                                        2003               2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current
     Cash                                                                      $             653   $         10,722
                                                                               ------------------ -------------------

Property And Equipment
     Computer equipment                                                                   15,251             15,251
     Office furniture and fixtures                                                         5,432              5,432
                                                                               ------------------- -------------------
                                                                                          20,683             20,683
     Less:  Accumulated depreciation and amortization                                     15,914             11,179
                                                                               ------------------- -------------------
                                                                                           4,769              9,504
                                                                               ------------------- -------------------
                                                                               $           5,422   $         20,226
                                                                               ------------------- -------------------
LIABILITIES

Current
     Accounts payable and accrued liabilities                                  $         697,337   $        498,463
     Loans payable (Note 4)                                                              484,166            168,166
     Current portion of capital lease obligations (Note 5)                               121,565            121,565
                                                                               ------------------- -------------------
                                                                                       1,303,068            788,194
                                                                               ------------------- -------------------
             Commitments And Contingencies (Notes 6, 8, and 11)

STOCKHOLDERS' DEFICIENCY
Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share
         100,000,000 Series A preferred shares, no par value

     Issued and outstanding
          52,050,605 common shares at June 30, 2003 and
          42,518,500 common shares at June 30, 2002                                       52,050             42,519
                     0 Series A preferred shares at June 30, 2003 and
                     0 Series A preferred shares at June 30, 2002                         -                  -
     Share subscriptions receivable                                                         (571)            -

     Additional paid-in capital                                                        2,741,023          2,492,511

Deficit Accumulated During The Development Stage                                      (4,090,148)        (3,302,998)
                                                                               ------------------- -------------------
                                                                                      (1,297,646)          (767,968)
                                                                               ------------------- -------------------

                                                                               $           5,422   $         20,226
======================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                                                     INCEPTION
                                                                                                      MARCH 19
                                                                      YEARS ENDED                     1999 TO
                                                                        JUNE 30                       JUNE 30
                                                               2003                 2002                2003
-------------------------------------------------------------------------------------------------------------------
                       Revenues                         $            2,389   $           1,750   $         138,833
                                                        ----------------------------------------------------------

                       Expenses
     Consulting services                                           576,271              34,267           1,407,361
     Salaries, wages and benefits                                  -                    98,228             675,344
     Database design                                               -                     2,500             222,138
     Professional fees                                              80,552              55,925             290,508
     Technical services                                              9,863               8,450             167,835
     Travel and entertainment                                       31,430              20,489             194,018
     Rent                                                           10,350             215,793             443,712
     Office supplies                                                 7,966               5,198              66,207
     Computer supplies                                                 738                 368              44,732
     Telephone                                                      13,815               7,417              78,217
     Transfer agent                                                  5,299               5,488              10,787
     Professional development                                        4,481              40,000              73,549
     Advertising and promotion                                      11,449             -                    41,187
     Printing and reproduction                                         332              20,853              53,015
     Miscellaneous                                                 -                     1,651              21,442
     Depreciation and amortization                                   4,735               4,738              38,743
     Insurance                                                     -                     3,889              40,416
     Taxes and licenses                                                654                 172              14,274
     Dues, subscriptions and publications                          -                   -                    12,106
     Equipment rental and repair                                     1,000             -                     4,813
     Postage and delivery                                            2,236               1,127               6,806
     Write off leasehold improvements                              -                   -                    14,881
     Write off notes receivable                                    -                   -                    48,000
     Write off Investment                                          -                   -                    25,000
     Write off deposit                                             -                    25,000              25,000
     Loss from default under equipment leases                      -                   -                   142,955
                                                        ------------------------------------------------------------
                                                                   761,171             551,553           4,163,046
                                                        ------------------------------------------------------------

                    Operating Loss                                (758,782)           (549,803)         (4,024,213)
                                                        ------------------------------------------------------------

                Other Income (Expense)
                Interest (expense) recovery                        (28,368)             41,019             (51,165)
                      Interest income                              -                        89              10,973
                                                        ------------------------------------------------------------
                                                                   (28,368)             41,108             (40,192)
                                                        ------------------------------------------------------------

                Net Loss For The Year                   $         (787,150)  $        (508,695)  $      (4,064,405)
====================================================================================================================

           Basic And Diluted Loss Per Share             $           (0.02)   $          (0.01)
================================================================================================

 Weighted Average Number Of Common Shares
 Outstanding                                                      48,120,644          41,653,500
=================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
                                                                                                              INCEPTION
                                                                                                              MARCH 19
                                                                                  YEARS ENDED                  1999 TO
                                                                                    JUNE 30                    JUNE 30
                                                                            2003              2002              2003
---------------------------------------------------------------------------------------------------------------------------
                Cash Flows From Operating Activities
     Net loss                                                          $     (787,150)  $     (508,695)   $     (4,064,405)

Adjustments To Reconcile Net Income To Net Cash From Operating
  Activities
     Fair value of unpaid compensation                                          -               96,000              96,000
     Depreciation and amortization                                              4,735            4,738              38,743
     Write off leasehold improvements                                           -                -                  14,881
     Write off notes receivable                                                 -                -                  48,000
     Write off investment                                                       -                -                  25,000
     Loss from default under equipment leases                                   -                -                 142,955
     Stock issued for other than cash                                         182,267            -                 300,394

     Change in assets and liabilities:
         Accounts payable and accrued liabilities                             198,874          206,025             756,371
                                                                       ----------------------------------------------------
                                                                             (401,274)        (201,932)         (2,642,061)
                                                                       ----------------------------------------------------

Cash Flows From Investing Activities
     Purchase of equipment and property                                         -                -                (151,470)
     Advances on notes receivable                                               -                -                 (40,000)
     Investment in Humanicom, Inc.                                              -                -                 (25,000)
                                                                       -----------------------------------------------------
                                                                                -                -                (216,470)
                                                                       -----------------------------------------------------

Cash Flows From Financing Activities
     Loan payable                                                             316,000            8,528             484,166
     Principal payments on capital lease obligations                            -                -                 (20,970)
     Issuance of common stock                                                     776          202,500             204,926
     Issuance of preferred stock                                                -                -               2,116,633
     Share subscriptions receivable                                              (571)           -                    (571)
     Capital contributions by shareholders                                     75,000            -                  75,000
                                                                       -----------------------------------------------------
                                                                              391,205          211,028           2,859,184
                                                                       -----------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents
                                                                              (10,069)           9,096                 653

Cash And Cash Equivalents, Beginning Of Year                                   10,722            1,626              -
                                                                       -----------------------------------------------------

Cash And Cash Equivalents, End Of Year                                 $          653   $       10,722    $            653
============================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                  JUNE 30, 2003

                               COMMON STOCK                        PREFERRED STOCK
                         ----------------------------------------------------------------               DEFICIT
                                                                                                        ACCUMULATED
                         NUMBER                    SHARE         NUMBER                    ADDITIONAL   DURING THE
                           OF                   SUBSCRIPTIONS      OF                      PAID-IN      DEVELOPMENT
                         SHARES         AMOUNT   RECEIVABLE      SHARES        AMOUNT      CAPITAL      STAGE          TOTAL
                        ---------------------------------------------------------------------------------------------------------
Balance, June 30, 2001     12,789,792   $  1,279   $  -          5,291,582   $ 2,116,633   $ 118,618    $(2,768,560)   $(532,030)

Conversion of Series A
  preferred stock           5,291,582       529       -         (5,291,582)   (2,116,633)   2,116,104     -               -
                        ----------------------------------------------------------------------------------------------------------
                           18,081,374     1,808       -           -             -           2,234,722    (2,768,560)     (532,030)
Adjustment to number of
  shares issued and
  outstanding as a
  result of the
  acquisition of Y3K
  Incorporated
     Y3K Incorporated     (18,081,374)   (1,808)     -            -             -           (2,234,722)   -            (2,236,530)
     Y3K Secure Enterprise
       Software, Inc.
                           27,688,500    27,689      -            -             -            2,208,841    -             2,236,530
Fair value of shares
  issued in connection
  with the acquisition
  of Y3K
  Incorporated             13,100,000    13,100      -            -             -             (13,100)    -              -
Net asset deficiency
  of legal parent at
  date of reverse
  take-over transaction
                            -             -          -             -            -               -           (25,743)      (25,743)
Issuance of common
 stock for cash             1,730,000     1,730      -             -            -             200,770      -              202,500
Fair value of unpaid
  compensation              -             -          -             -            -              96,000      -               96,000
Net loss                    -             -          -             -            -               -            (508,695)   (508,695)
                        ----------------------------------------------------------------------------------------------------------

Balance, June 30, 2002      42,518,500   42,519      -             -            -           2,492,511       (3,302,998)  (767,968)

                    Y3K SECURE ENTERPRISE SOFTWARE, INC.
                        (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIENCY)(Continued)

                                JUNE 30, 2003



                                COMMON STOCK                           PREFERRED STOCK                 DEFICIT
                           -------------------------------------------------------------               ACCUMULATED
                             NUMBER                    SHARE           NUMBER             ADDITIONAL   DURING THE
                               OF                     SUBSCRIPTIONS     OF                 PAID-IN     DEVELOPMENT
                             SHARES     AMOUNT        RECEIVABLE       SHARES  AMOUNT      CAPITAL     STAGE            TOTAL
                           ------------------------------------------------------------------------------------------------------
Balance, June 30, 2002      42,518,500    $ 42,519    $   -             -     $   -    $  2,492,511   $ (3,302,998)  $  (767,968)

Issue of common stock for
  services                   1,786,667      1,786         -             -         -         180,481       -              182,267
Common shares returned to
  treasury                     (15,675)       (16)        -             -         -              16       -                   -
Issue of common stock for
  options exercised          7,761,113       7,761      (571)           -         -          (6,985)      -                  205
Contributed capital by
  shareholders               -               -            -             -         -          75,000                       75,000
Net loss                     -               -            -             -         -           -           (787,150)     (787,150)
                          --------------------------------------------------------------------------------------------------------

Balance, June 30, 2003      52,050,605    $ 52,050     $(571)           -     $   -    $  2,741,023   $ (4,090,148)  $(1,297,646)
                         =========================================================================================================

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

     Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain minimum operations the Company needs to raise a minimum of $500,000 over the next 12 months. It anticipates that it will be able to raise these funds through continued loans from shareholders and the sale of our common stock to accredited investors at a discount from the then trading price at the time of sale. Additionally, the Company is considering raising the needed funds through an offering under Rule 504 of SEC Regulation D which permits an offering of securities in an amount up to $1,000,000. The Company has also have entered into an Equity Line of Credit Agreement with Cornell Capital Partners L.P. under which it may obtain up to $7,000,000 in equity financing. However, in order to access these funds it needs to register the shares sold to Cornell for resale by it. At the present time it has not filed the necessary registration statement with the SEC but expects to do so in the near future. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


3.   ACQUISITION OF SUBSIDIARY (Continued)

     The transaction resulted in the Zeballos shareholders holding a total of 22,707,126, or 56% of the total issued and outstanding shares of 40,788,500 and Y3k, Inc., shareholders having a total of 18,081,374, or 44% of the total issued and outstanding shares after the close of the acquisition. Even though Y3k shareholders ended up with 44% of the total issued and outstanding shares after the acquisition the former shareholders of Y3K Incorporated did have control as outlined in items (b), (c), and (d) of paragraph 17 of SFAS 141.

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

     The acquisition is summarized as follows:

    Current Liabilities
         Accounts payable                                  $      25,743
                                                           -------------

    Net Asset Deficiency                                   $     (25,743)
                                                           ==============

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


4.   LOANS PAYABLE

                                                      2003            2002
                                                 --------------- ---------------

    The loan is unsecured, payable on demand,
    with interest at 10% per annum (a)          $     155,666   $      155,666


    These loans are unsecured, payable on demand,
    with interest at 12% per annum
                                                      328,500           12,500
                                                    ------------    ------------
                                                $     484,166   $      168,166
                                                ================================

(a) This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency during the last fiscal year.
(b)      There  are  five  private   parties  comprising  the   aggregate  loan
         amounts. The single largest party who has a loan in the amount of $287,500 is one of the Company's original investors and a large shareholder. He is a non-related third party who is also an accredited investor. The next largest lender is a private individual with a loan in the amount of $30,000. He is also a non-related third party. The remaining loans are from private individuals in the amounts of $5,000, $3,000 and $3,000 respectively. All of these individuals are non-related parties.

5.   CAPITAL LEASE OBLIGATIONS

     During the year ended June 30, 2001, the Company defaulted under its obligations and the leased property was repossessed. The lessor has obtained a judgement in the amount of $121,565 which has been recorded in full in the accounts.

6.   LEASE COMMITMENTS

     The Company is currently leasing space on a month-to-month basis at the rate of $850 per month. The Company had leased office space with leases expiring in March and June 2005. Lease expense charged to operations is $10,350 for the year ended June 30, 2003 (2002 - $215,793). The Company believes that its lease obligations were terminated in June 2002 as the landlord has leased the office space to other tenants. We are unable to estimate the amount of any possible unaccrued loss contingencies, if any, because the landlord has not made demand for any amounts due and has leased the premises to a new tenant. The terms and conditions of the new lease are currently unknown, however, no litigation has been pursued by the landlord for any of the Company's lease obligations. If these two leases were deemed non cancellable to the Company the minimum lease payments for these obligations would be:

                                    2003             $ 208,833
                                    2004             $ 206,193
                                    2005             $ 171,488

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


7.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Non-cash investing and financing activities consisted of:

                                                   2003             2002
                                              --------------- ------------------

    Conversion of preferred stock
    to common stock                             $       -       $     2,116,633
                                              ==================================

    Common stock issued for services            $     182,267   $        -
                                              ==================================

    Fair value of unpaid compensation           $       -       $        96,000
                                              ==================================

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


8.   RELATED PARTY TRANSACTIONS

     Consulting Fees

     The Company has consulting agreements with its President, its VP/Secretary, its Treasurer and a major shareholder. Consulting fees earned by these persons for the year ended June 30, 2002 totaled $192,000 (2002 - $104,000) paid. During the year ended June 30, 2003 the agreements provided for monthly, non-accruing compensation at the rate of $5,000 per month per person. During the year the Company did not pay all the consulting fees due under the terms of the contracts. The unpaid fees were expensed and credited to additional paid in capital. Commencing July 1, 2003, the consulting agreements were modified to a reduced monthly rate of $4,000 per month per person with the provision that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining satisfactory cash flows from funding sources or from a revenue stream, the Board of Directors would renegotiate the base rate on the consulting agreements. Unpaid consulting fees to stockholder/officers at June 30, 2003 are as follows:

     Mr. King Cole, President and CEO                                  $  29,100
     Mr. Jim Stephens, VP/Secretary                                    $  23,540
     Mr. Leon Caldwell, Treasurer                                      $  35,000
     Mr. Jeffrey Haberman, shareholder                                 $  17,990
                                                                       ---------
          Total unpaid consulting fees                                  $105,630
                                                                        ========

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

     Capital stock is issued to consultants and non-employees from time to time in exchange for services performed for the Company. The Company accounts for valuation of services rendered in accordance with Generally Accepted Accounting Principles (GAAP) and consistent with paragraph 8 of SFAS 123. This treatment of equity stock issuances to non-employees for goods and/or services is based on the fair value of the consideration received or the fair value of the equity securities issued, whichever is more reliably measurable. The cost of the services is charged to operations and additional paid-in capital is increased by the excess of the cost of the services over the par value of the common stock issued.

    During the year the Company issued 1,786,667 shares of common stock for services amounting to $182,267 as follows:


     Name/Definition of Service                 Date         Number of Shares  Determination of Value of Service
     Attorney for services on SB-2 Filing       06/02/03     100,000           $15,000 value based on Billing
     Non-related Individual for Computer work   02/28/03      10,000            10,000 $300 Billing at $.03 share
     Non-related Individual for Computer work   02/28/03      10,000            10,000 $300 Billing at $.03 share
     Cornell Capital Partners (1)               11/20/02   1,555,556            Partial payment for Equity Line
     Westrock Advisors (1)                      11/20/02     111,111            Broker introduction to Cornell
                                                           ----------
         Total Common Shares Issued for services           1,786,667
                                                           ==========

     (1) - Cornell and Westrock collectively received stock valued at $0.10 per share for an aggregate consideration of $166,667. This is part of the total shares to be issued under the Cornell Equity Line of Credit for $7,000,000. The contract requires an additional 1,555,556 common shares to be issued and the total consideration for the entire contract will be expensed at $280,000 which is the contract agreement.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


10.    STOCK BASED COMPENSATION (Continued)

       Changes in outstanding stock options are as follows:

                                                                                       PRICE            WEIGHTED
                                                                   SHARES              RANGE            AVERAGE
                                                               -----------------------------------------------------
      Balance, June 30, 2000                                             8,750  $        0.40        $    0.40

      Granted                                                       13,484,072        0.0001-0.40         0.02
      Exercised                                                        -                   -                -
      Forfeited                                                        -                   -                -
                                                               -----------------------------------------------------

      Balance, June 30, 2001                                        13,492,822        0.0001-0.40         0.02

      Granted                                                          531,667         0.30-0.40          0.38
      Exercised                                                        -                   -                -
      Forfeited                                                        -                   -                -
                                                               -----------------------------------------------------

      Balance, June 30, 2002                                        14,024,489        0.0001-0.40         0.03

                                                                                       PRICE            WEIGHTED
                                                                   SHARES              RANGE            AVERAGE
                                                               -----------------------------------------------------
      Balance, June 30, 2002                                        14,024,489  $     0.0001-0.40    $    0.03

      Granted                                                        1,933,138        0.03-0.105          0.05
      Exercised                                                     (7,761,113)         0.0001            0.0001
      Expired                                                         (150,000)          0.20             0.20
                                                               -----------------------------------------------------

      Balance, June 30, 2003                                         8,046,514  $     0.0001-0.40    $    0.08
                                                               =====================================================

     As at June 30, 2003, stock options outstanding are as follows:

             OUTSTANDING OPTIONS                        EXERCISABLE OPTIONS                     UNEXERCISABLE OPTIONS
-----------------------------------------------------------------------------------------------------------------------
                                WEIGHTED                                     WEIGHTED                          WEIGHTED
    PRICE                       AVERAGE           PRICE                      AVERAGE    PRICE                  AVERAGE
    RANGE          NUMBER       PRICE             RANGE       NUMBER         PRICE      RANGE     NUMBER       PRICE
-----------------------------------------------------------------------------------------------------------------------
$  0.0001        4,838,887  $    0.0001      $   0.0001       2,838,887  $   0.0001    $0.0001     2,000,000     $0.0001
   0.03-0.40     3,207,627       0.19            0.03-0.40    3,207,627      0.19


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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



11.    COMMITMENTS AND CONTINGENCIES

       Strategic Partnerships/Alliances

The Company entered into a Software License and Joint Marketing Agreement with Karunga Technologies Corporation ("Karunga") in October 2001. The agreement provides for a non-exclusive licensing agreement for the Instant Communication System ("ICS") technology developed by Karunga for YTHK, with provisions related to negotiating a possible merger or acquisition transaction between the companies. The license agreement expires on October 30, 2003. Karunga developed the Y3K Instant Communication System pursuant to a Software Development Agreement between the parties that preceded the current license agreement. ICS is primarily a business communication tool that provides fast, intuitive, secure web-based communications. After developing the initial ICS system for YTHK and granting it a non exclusive license, the Company and Karunga Technologies decided that it would be in their best interests to advance the ICS system for a more sophisticated use within Y3K's suite of other software products referred to as FusionPak. Under the current software license agreement, Y3K has continued to fund joint development funds to Karunga and expensed them as incurred. The license is set to expire on October 30, 2003. The Company expects Karunga will agree to extend the license agreement until December 31, 2003. Y3K does not have an ownership position in Karunga. To date, it has advanced a total of $ 352,875 toward the continued development and upgrade of the ICS system.

The Company has entered into a Strategic Alliance Agreement and a Licensing Agreement with Market Matrix, Inc., a non-related third party in an arm's length transaction. The Company has obtained the rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. The Agreement calls for the mutual marketing of the Commerce Manager and the Company's Market Portal and the integration of the two products.

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2003 AND 2002

       Equity Line of Credit Agreement

       On August 15, 2002 we entered into the Equity Line of Credit Agreement with Cornell Capital, Inc., ("Cornell") which provides the opportunity for us to obtain up to $7,000,000 in equity financing through August 15, 2004. In order to have access to the funds available under the equity line of credit we are required to register the shares that we sell to Cornell so that it can resell those shares without restriction. In the near future we expect to prepare and file a Form SB-2 Registration Statement seeking to register 25,000,000 shares of our common stock that we believe will be sufficient for us to obtain the entire $7,000,000 in financing made available to us under the Equity Line of Credit Agreement.

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

       Y3K intends to use this type of financing sparingly since credit line draws will increase the number of our issued and outstanding shares, therefore is likely to have a dilutive effect on our existing shareholders. Further, until the trading price for our common stock is higher, taking an advance under the Equity Line of Credit will require the issuance of a substantial number of shares to obtain even a minimal amount of funding under the Equity Line of Credit

       We are actively pursuing alternative sources of financing from investment banking, venture capital and other similar types of organizations. At the present our Agreement with Cornell Capital is the only such agreement available at this time.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  Controls and Procedures

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

Mr. Stone has served as co-founder, president and a director of PYR Systems,Inc, a private fiber optic company. He has also acted a president and chairman of the board of directors of Environmetrics Corporation, a private company involved in waste management.



 Aggregate option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
 -------------------------------------------------------------------------------

                                                      Number of Securities Underlying Unexercised     Value of Unexercised
                           Shares                              Options/SARs at                          In-the-Money
                           Acquired                        FY End June 30, 2003                       Options/SARs at FY - End
Name                       On Exercise  Value Realized      Exercisable/Unexercisable                   June 30, 2003
-----                      -----------  --------------  -----------------------------------------     ------------------------
King Cole                  2,138,889    $63,953                          1,361,111                        $40,697
James Stephens             1,680,556    $50,249                          1,069,444                        $31,976
Leon Caldwell              458,333 (1)  $13,704                            486,111                        $14,535

(1) Mr. Caldwell has a beneficial ownership interest in 763,888 common shares that were exercised in a family limited partnership. Mr. Caldwell has a 60% beneficial ownership interest in the family limited partnership through his wife acting as General Partner of the limited partnership.

                      Equity Compensation Plan Information


             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights

                                                    (a)                       (b)                       (c)
Equity compensation plans approved by             2,838,887                    $.0001                  2,000,000
security holders

Equity compensation plans not approved            3,207,627                    $.19
by security holders

Total                                             6,046,514                    $.10                     2,000,000

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

                                                  Number     Transactions   Known Failures
                                                  Of  late   Not Timely     To File a
Name and principal position                       Reports    Reported       Required Form
-------------------------------------------    -----------   -------------- --------------
King Cole                                             1           1             1
(President and director)
James Stephens                                        1           1             1
(VP/Secretary and director)
Stanley Stone                                         1           1             1
(Director)
Shannon James Smith                                   1           1             1
(Director)
Leon Caldwell                                         1           1             1
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

                          Annual Compensation                         Long Term Compensation
                                                                                                                All Other
                                                   Other Annual       Restricted Stock Options/   LTIP          Compensation
                                                                                                                ------------
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)    (2)
-----          -----      ----     ------   -----  ------------       -------          --------   -----------   ----
King Cole      President  2003     $0       0      0                  0                           0             $48,000
                          2002     $0                                                                           $60,000
                          2001     $8,900                                                                       $0
James  VP/                2003     $0       0      0                  0                           0             $48,000
Stephens       Secretary  2002     $0                                                                           $60,000
               and        2001     $10,528                                                                      $0
               Director
Shannon        Director   2003     $0       0      0                                   600,000                  $0
Smith(1)                  2002     $0                                                                           $0
                          2001     $0                                                                           $0
Leon Caldwell  Treasurer  2003     $0       0      0                  0                           0             $48,000
                          2002     $0                                                                           $1,000
                          2001     $0                                                                           $0

(1) Fully vested options were granted to Mr. Smith in November 2002 with the right to exercise within 5 years at $.04 per share.

(2). Compensation is the amounts earned as consulting fees for the year ended June 30, 2003 and are not treated as salaries. Draws are made on a cash available basis and treated as 1099 compensation at year-end to each person named here. The amount reflected above are based on the earned compensation by each officer. As of June 30, 2003 Mr. Cole was paid $18,900, Mr. Stephens was paid $24,460 and Mr. Caldwell was paid $13,000. The balance of the unpaid consideration for the year ending June 30, 2003 will be paid based on available cash from either revenues or the sale of equity securities.

As of June 30, 2002 Mr. King and Mr. Stephens earned their compensation based on consulting agreements which provided for earnings at the annual rate of $60,000. Mr. King and Mr. Stephens were each paid $22,000 with the balance owning waived by the officers and their unpaid amounts were credited to paid in capital. Mr. Caldwell was not part of any consulting agreement during the year 2002 and received $1,000 as total compensation for consulting work during the year. In the year 2001 amounts paid were treated an employee wages. We have no agreement with our directors regarding compensation and we do not pay our directors any compensation for serving as directors.

Incentive Stock Options

The Company has an incentive stock option plan, which includes substantially all employees. A total of 8,046,514 shares of common stock are available for exercise and of these options 6,713,180 common shares are fully vested. The number of shares vested at June 30, 2003 under the plan includes 1,333,334 shares vested through August 31, 2003. At December 31, 2003 all common share options will be fully vested. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, granted to those who have loaned the Company money as an additional incentive, or to accredited investors who purchased shares directly from the Company, however, incentive stock options are generally granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of our company, in which case the term will be for five years from the date of the grant. The exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

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


                 Name and Address      Amount and Nature          Percent
Title of Class   of Beneficial Owner   of Beneficial Owner        of Class
--------------  --------------------   -------------------        --------

Common           Mr. Jeffrey Haberman (1)    3,065,972               5.55%


Common           Daniel L. Allison           3,586,000               6.49%
                 17414 38th Avenue CT. E
                 Tacoma, WA 98446

Common            Stanley Stone              3,777,778               6.84%

Common            James Stephens             3,694,444               6.69%

Common            King Cole                  3,636,111               6.58%

Common            Shannon Smith               None                   0.00%

Common            Leon M. Caldwell (2)       1,086,667               1.97%
                                             ---------               -----

     DIRECTORS AND OFFICERS AS A GROUP      12,195,000              22.08 %
                                            ==========              =======

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

Consulting Fees

The Company has consulting agreements with its officers: the President, its VP/Secretary, and its Treasurer. Consulting fees earned by these officers for the year ended June 30, 2003 totaled $144,000 (2002 - $180,000). During the year ended June 30, 2002 the agreements provided for monthly, non-accruing compensation at the rate of $5,000. During the year the Company did not pay all the consulting fees under the terms of the contracts. The unpaid consulting fees, $64,000, were expensed and credited to additional paid in capital. Commencing July 1, 2002, the consulting agreements were modified to a reduced monthly rate of $4,000 with the caveat that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining satisfactory cash flows from funding sources or from a revenue stream, the Board of Directors would renegotiate the base rate on the consulting agreements.

Unpaid consulting fees to stockholder/officers at June 30, 2003 are as follows:
Mr. King Cole, President and CEO                                      $  29,100
Mr. Jim Stephens, VP/Secretary                                        $  23,540
Mr. Leon Caldwell, Treasurer                                          $  35,000

ITEM 13:  EXHIBITS AND REPORTS

Exhibit No.         Description                                          Location
2.1                 Articles of Incorporation, as amended                Incorporated by reference to Form 8-K12g3 filed
                                                                         July 15, 1999

2.2                 Bylaw                                                Incorporated by reference to Form 8-K12g3 filed
                                                                         July 15, 1999

2.3                 Form of Share Certificate                            Incorporated by reference to Form 8-K12g3 filed
                                                                         July 15, 1999

31.1                Certification of Chief Executive Officer pursuant    Provided herewith
                    to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of  Chief Financial Officer pursuant   Provided herewith
                    to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification by Chief Executive Officer Pursuant    Provided herewith
                    to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                Certification by Chief Financial Officer Pursuant    Provided herewith
                    to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            -------------
            King Cole
            President
            Date:  March 8, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ James Stephens
            ------------------
            James Stephens
            VP/Secretary & Director
            Date:  March 8, 2004

By          /s/ Shannon Smith
            -----------------
            Shannon Smith
            Director
            Date: March 8, 2004

By          /s/ Stanley Stone
            -----------------
            Stanley Stone
            Director
            Date:  March 8, 2004

By          /s/ Leon Caldwell
            -----------------
            Leon Caldwell
            Treasurer
            Date: March 8, 2004

                                                                    Exhibit 31.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this report on Form 10-KSB/A of Y3K Secure Enterprise Software, Inc., for the year ended June 30, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date:  March 8, 2004

/s/ King Cole
--------------
King Cole
President and CEO

                                                                    Exhibit 31.2

                           CERTIFICATION OF TREASURER

I, Leon M. Caldwell, certify that:

1. I have reviewed this report on Form 10-KSB/A of Y3K Secure Enterprise Software, Inc., for the year ended June 30, 2003;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


Date:  March 8, 2004

/s/ Leon M. Caldwell
---------------------
Leon M. Caldwell
Treasurer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10-KSB/A for the year ending
June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President and CEO of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    KING COLE
----------------
King Cole
President and CEO
March 8, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10 KSB/A for the year ending June 30 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Leon Caldwell, Treasurer, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/    LEON CALDWELL
--------------------
Leon Caldwell
Treasurer
March 8, 2004