Form 10QSB/A
period 2003-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-03-09
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to

                         Commission File Number 0-26709
                                                -------


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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------
                                                         SEPTEMBER 30          JUNE 30
                                                             2003                2002
--------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                            $         24,380    $            653
   Lease security deposit                                     3,165                   -

Capital Assets                                                3,585               4,769
                                                    -----------------------------------

                                                   $         31,130    $          5,422
=======================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities      $        689,357    $        697,337
     Loans payable Note 3                                   551,166             484,166
     Current portion of capital lease obligations           121,565             121,565
                                                    -----------------------------------
                                                          1,362,088           1,303,068
                                                    -----------------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  200,000,000 common shares, par value $0.001 per share

 Issued and outstanding:
   56,919,850 common shares at September 30, 2003
   and 52,050,605 common shares at June 30, 2003             56,920              52,050

 Share subscriptions receivable                                (571)               (571)

 Additional paid-in capital                               2,929,387           2,741,023

Deficit Accumulated During The Development Stage         (4,316,694)         (4,090,148)
                                                    -----------------------------------
                                                         (1,330,958)         (1,297,646)
                                                    -----------------------------------

                                                   $         31,130    $          5,422
=======================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


-------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                INCEPTION TO
                                               SEPTEMBER 30                   SEPTEMBER 30
                                        2003                 2002                  2003
-------------------------------------------------------------------------------------------

Revenues                       $              -     $              -    $        138,833

Expenses                                216,548              166,831          (4,379,594)
                               ------------------------------------------------------------

Operating Loss                         (216,548)            (166,831)          (4,40,767)

Other Income (Expense)                   (9,998)                   0            (150,190)
                               ------------------------------------------------------------

Net Loss For The Period        $       (226,546)    $       (166,831)   $     (4,290,950)
===========================================================================================


Net Loss Per Share             $            .01     $            .01
====================================================================


Weighted Average Number Of
Common Shares Outstanding            54,485,225           42,518,500
====================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
                                                                                                               INCEPTION
                                                                                                                MARCH 19
                                                                             THREE MONTHS ENDED                 1999 TO
                                                                                SEPTEMBER 30                  SEPTEMBER 30
                                                                                ------------
                                                                          2003               2002                 2003
------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                                       $      (226,546)  $        (166,831)  $     (4,290,951)

Adjustments To Reconcile Net Income To Net Cash From Operating
  Activities
     Fair value of unpaid compensation                                        -                  -                  96,000
     Depreciation and amortization                                            1,184               1,184             39,927
     Write off leasehold improvements                                         -                  -                  14,881
     Write off notes receivable                                               -                  -                  48,000
     Write off investment                                                     -                  -                  25,000
     Loss from default under equipment leases                                 -                  -                 142,955
     Stock issued for other than cash                                       143,844              -                 444,238
     Lease Deposit                                                           (3,165)             -                  (3,165)
     Change in assets and liabilities:
         Accounts payable and accrued liabilities                             7,980             161,955            748,391
                                                                    -----------------------------------------------------------
                                                                            (92,663)             (3,692)        (2,734,724)
                                                                    -----------------------------------------------------------
 Cash Flows From Investing Activities
     Purchase of equipment and property                                       -                 -                 (151,470)
     Advances on notes receivable                                             -                 -                  (40,000)
     Investment in Humanicom, Inc.                                            -                 -                  (25,000)
                                                                    -----------------------------------------------------------
                                                                              -                 -                 (216,470)
                                                                    -----------------------------------------------------------

Cash Flows From Financing Activities
       Loans payable                                                         67,000             -                  551,166
       Share Subscriptions receivable                                         -                 -                     (571)
       Principal payments on capital lease obligations                        -                 -                  (20,970)
       Issuance of common stock for cash                                     49,390             -                  254,316
       Issuance of preferred stock                                            -                 -                2,116,633
       Capital Contribution by Shareholder                                    -                 -                   75,000
                                                                    -----------------------------------------------------------
                                                                            116,390             -                2,975,574
                                                                    -----------------------------------------------------------

       Net Increase (Decrease) In Cash And Cash Equivalents
                                                                             23,727              (3,692)            24,380

          Cash And Cash Equivalents, Beginning Of Period                        653              10,722             -
                                                                    -----------------------------------------------------------

             Cash And Cash Equivalents, End Of Period               $        24,380   $           7,030   $         24,380
===============================================================================================================================

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
                                               =========

3.   LOANS PAYABLE

     The Loans Payable are due to various entities and individuals as follows:


     Loans from shareholders with unsecured demand notes
     at 12% per annum                                                $322,500
     Loan due to bank - defaulted in year 2001 (unsecured)            155,666
     Loan due to Cornell Capital, Inc. *                               50,000
     Loan due to private party                                         20,000
                                                                     --------
          Total Loans Payable                                        $551,166
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

     - We anticipate the possible purchase of the ICS technology, which was developed by Karunga Technologies Corporation for Y3K. We have continued to advance joint development costs to Karunga. The funds being advanced are for the continued co-development of the current version of the ICS. We currently have a license agreement with Karunga that will expire on October 30, 2003, however, we anticipate that the agreement will be extended for additional periods. There is no guarantee that we will be able to conclude an agreement with Karunga to acquire the ICS technology, but do expect that we will receive additional extensions of the license agreement.

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

     - As part of the xSides Agreement, effective September 3, 2003, Y3k has leased office space to accommodate employees of xSides. The office space is located at 100 South King Street, Suite 535, Seattle, WA 98104 and comprises 2,302 sq. ft. of rentable space. The lease is for one year with a base rent of $3,165 per month.

     - Y3K has also entered into consulting agreements with key employees of xSides, which will allow them to continue to develop their existing software as well as integrate with the existing bundling of services provided by Y3k Fusion Pak. These new consultants to Y3k will provide expertise and experience to the team implementing and integrating the products of Y3K and Fox Communications into the secure desktop space. All of the complete end-to-end communications platforms will be integrated and launched from the PC desktop within the xSides space.



     -   The consultants and their responsibilities are as follows:


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

          3. Michael Secright -

             - Deploy and manage network supporting y3k integration/ development teams
             - Manage and support development efforts that require sever integration and development
             -    Support  of  corporate  IT  operations  for xSides and Y3k
             - Introduce third party relationships to Y3K and nurture those relationships
             -    Evaluate third party technology and report findings.
             - Responsible for administrative duties and budget for IT xSides and Y3k operations

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

In the three-month period ended September 30, 2003, we incurred a net loss of $226,546. This loss consisted of business operation and administrative expenses, with the largest single expense resulting from the completion of payment of a $280,000 commitment fee to Cornell Capital Partners, L.P. under the Equity Line of Credit Agreement with Cornell. The Company issued 1,555,546 shares to Cornell to complete the payment. The total expense for this issuance was valued at $113,333. This amount was determined by the total contract price of $280,000 for which $166,667 was expensed in the prior year with the initial issuance of shares of 1,666,667 common shares. During this three month period, we realized revenue of $nil.

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

Item 2. Changes in Securities

         During the quarter, the Company issued common shares as follows:

         1,067,311 shares of common stock were issued for cash and 166,667 shares of common stock were issued in exchange for the cancellation of a $3,000 note. The shares were issued at prices ranging from $.018 to $.14 per share. The following table summarizes these transactions

        =============================================================================================================
                                     Number of                                Date of
        Person/Class                  Shares       Cash Consideration       Transaction        Other Consideration
        -------------------------------------------------------------------------------------------------------------

        Accredited Individual            200,000        $7,595.00          July 24, 2003
        Accredited Individual            200,000        $7,595.00          July 24, 2003
        Accredited Individual            131,597        $5,000.00          July 24, 2003
        Accredited Individual            200,000        $3,600.00          Aug. 22, 2003
        Accredited Individual            200,000        $3,600.00          Aug. 22, 2003
        Accredited Individual            166,667                           Sept. 26, 2003    Cancellation  of $3,000
                                                                                              note
        Accredited Individual            100,000       $14,000.00          Sept. 26, 2003
        Accredited Individual             35,714        $5,000.00          Sept. 26, 2003
                                       ----------      ----------
                                       1,233,978       $46,390.00                            $3,000.00
        ==============================================================================================================

         2,079,711 shares of common stock were issued for services amounting to $143,844 at prices ranging from $.03 to $.08 per share. The largest recipient of shares issued for services was to Cornell Capital, Inc. 1,555,556 shares valued at $113,333 were issued to Cornell Capital Partners, L.P.on September 18, 2003 to complete payment of a commitment fee owed to Cornell under terms of the Equity Line of Credit Agreement between the Company and Cornell. The Company had committed to pay Cornell a commitment fee of $280,000 by issuing it a fixed number of shares (3,111,111) at a valuation of $280,000 to Cornell at the time the agreement was entered into in August 2002. In fiscal 2003 the Company issued 1,666,667 shares to Cornell at a valuation of $.10 per share. It concluded payment of the fee with the issuance of the 1,555,556 shares which were valued at $133,333 based on the difference between the total fee of $280,000 and the $166,667 payment previously recorded.

         The table below summarizes the common shares issued for services:

        =============================================================================================================
                                   Number of       Consideration/Value          Date of            Description of
        Person/Class                Shares             of Services            Transaction        Services Rendered
        -------------------------------------------------------------------------------------------------------------
        Individual                        30,000       $    900.00       August 22, 2003        Introduction to
                                                                                                Software Company
        Corporation                      270,155       $ 24,812.00       August 22, 2003        Promotional campaign
        Individual                        24,000       $  1,200.00       August 22, 2003        Technical Services
        Attorney                         100,000       $  1,800.00       August 26, 2003        Legal Fees
        Attorney                         100,000       $  1,800.00       August 26, 2003        Legal Fees
        Cornell Capital                1,555,556       $113,332.00       Sept. 16, 2003         Commitment Fee
                                       ---------       -----------
                                       2,079,711       $143,844.00
        =============================================================================================================

         An additional 1,555,556 shares of common stock were issued to Cornell Capital Partners, L.P. as security for a $50,000 loan provided to the Company by Cornell. These shares are expected to be returned to the treasury of the Company upon repayment of the loan from proceeds the Company anticipates receiving under the Equity Line of Credit.

         All of these shares were issued pursuant to the exemptions from registration under Sections 4(2) and/or 4(6) of the Securities Act of 1933 and Regulation D.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits


Exhibit No.  Description                                       Location
----------   -----------                                       --------

31.1         Certification of the Chief Executive Officer      Provided herewith
             Pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002
31.2         Certification of The Chief Financial Officer      Provided herewith
             Pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002
32.1         Certification by King Cole Pursuant to            Provided herewith
             Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by Leon Caldwell Pursuant to        Provided herewith
             Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

DATE:  March 8, 2004                        /s/ King Cole
                                            --------------------------------
                                            King Cole, President and CEO and
                                            Authorized Signer

                                                                    Exhibit 31.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this report on Form 10-QSB of Y3K Secure Enterprise Software, Inc., for the quarter ended September 30, 2003;

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

Date:  March 8, 2004

/s/ King Cole
--------------
King Cole
President and CEO

                                                                    Exhibit 31.2
                           CERTIFICATION OF TREASURER
                           --------------------------

I, Leon M. Caldwell, certify that:

1. I have reviewed this report on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc., for the quarter ended September 30, 2003;

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


Date:  March 8, 2004

/s/ Leon M. Caldwell
---------------------
Leon M. Caldwell
Treasurer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"),on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President and CEO of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ King Cole
---------------
King Cole
President and CEO
March 8, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"),on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Leon Caldwell, Treasurer, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leon Caldwell
-----------------
Leon Caldwell
Treasurer
March 8, 2004