Form 10KSB/A
period 2002-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-03-10
CIK 1082673

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

            For the transition period from _________________ to _________

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

                                 (253) 284-2935
               --------------------------------------------------
               Registrant's telephone number, including area code

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

                                Yes   X                                No
                                   ------                                ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.




State issuer's revenues for its most recent fiscal year:                 Nil
                                                                    ------------

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

                        42,518,500 shares of common stock
                        ---------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................11
ITEM 3:  LEGAL PROCEEDINGS....................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12
ITEM 7:  FINANCIAL STATEMENTS.................................................14
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE........................................17
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........18
ITEM 10:  EXECUTIVE COMPENSATION..............................................19
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEME........20
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21
ITEM 13:  EXHIBITS AND REPORTS................................................22

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

Y3K, Inc. has entered into two agreements with Karunga Technologies Corporation; a Software Development Agreement in January 2000 which was replaced by a Software License and Interim Joint Marketing Agreement entered into between the Company and Karunga on October 30, 2001. Karunga is the developer of the Y3K ICS, a high speed, efficient, peer to peer web based communication platform. The current agreement confirms a non-exclusive licensing agreement for two years. Under the agreement the parties agreed to engage in joint product development and marketing efforts and splitting the revenues generated therefrom on a 50/50 basis, with provisions to discuss a merger or acquisition in which the two companies would operate as one.

In the first quarter of 2001 Y3K, Inc. entered into a Strategic Alliance Agreement with Market Matrix, Inc., the developer of Commerce Manager. Under the Strategic Alliance Agreement Y3K was granted a license to the Commerce Manager software. We have rights in a non-exclusive agreement to license and brand the Commerce Manager software. With a license fee paid to Market Matrix, based upon revenues generated by Y3K from sales and/or licensing of the Commerce Manager product. Market Matrix, which is an un-related third party, is a software development company and has developed Internet commerce software. The Agreement calls for the mutual marketing of their Commerce Manager and our Market Portal and the integration of the two products.


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

Some of the key competitive  factors for success in this market segment are:

-       Value - Performance capabilities at the right price
-       Ease of integration with existing infrastructure systems
-       Customization through additional modules
-       Ease of use and maintenance
-       Scalability to manage foreseeable growth

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

     CommerceManager -
     -----------------

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

A.       AffiliateTracker -
-------------------------

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

     Period                                        High                    Low
     ------                                       ------                 ------
     July 1, 2000 to September 30, 2000           $1.063                 $0.563
     October 1, 2000 to December 31, 2000         $1.031                 $0.625
     January 1, 2001 to March 31, 2001            $0.563                 $0.13
     April 1, 2001 to June 30, 2001               $0.20                  $0.07
     July 1, 2001 to September 30, 2001           $0.85                  $0.40
     October 1, 2001 to December 31, 2001         $0.84                  $0.25
     January 1, 2002 to March 31, 2002            $0.47                  $0.06
     April 1, 2002 to June 30, 2002               $0.30                  $0.07

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004, to ensure that material information relating to the Company is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Controls and Procedures

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                          Annual Compensation                         Long Term Compensation
                                                                                                                All Other
                                                                                                                Compensation
                                                                                                                Paid (Draws)
                                                   Other Annual       Restricted Stock Options/   LTIP          ------------
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


                          ITEM 13: EXHIBITS AND REPORTS

EXHIBIT
NUMBER            DESCRIPTION
------------      -------------------

 2.1*             Articles of Incorporation
 2.2*             By-Laws
10.1              Consulting Agreement with King Cole dated April 1, 2001
10.2              Consulting Agreement with James Stephens dated April 1, 2001
31.1              Certification of King Cole pursuant to Rule 13-14(a) and Item
                  307 of Regulation SB
31.2              Certification of Leon Caldwell pursuant to Rule 13-14(a) and
                  Item 307 of Regulation SB
32.1              Certification by King Cole Pursuant to the 18 U.S.C. Section
                  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002
32.1              Certification by Leon Caldwell Pursuant to the 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

* incorporated by reference from our Form 8KSB12G that was originally filed with the commission on July 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            -------------
            King Cole
            President
            Date: March 9, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By          /s/ James Stephens
            ------------------
            James Stephens
            VP/Secretary & Director
            Date: March 9, 2004

By          /s/ Shannon Smith
            -----------------
            Shannon Smith
            Director
            Date: March 9, 2004

By          /s/ Leon Caldwell
            -----------------
            Leon Caldwell
            Treasurer
            Date: March 9, 2004

Exhibit 10.1

                        INDEPENDENT CONSULTING AGREEMENT
                                KING WM. S. COLE

         This Independent Consulting Agreement ("Agreement") is entered into effective as of the 1st day of April, 2001, by and between y3k, inc. (the "Company") and King Cole ("Consultant") and supercedes any and all other agreements

                                    Recitals
         A. WHEREAS, the Company desires to retain Consultant to provide certain Services, and Consultant desires to perform such Services for the Company as an independent contractor; and

         B. WHEREAS, the Company and Consultant wish to set forth in writing the terms of their contractual relationship;

         NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter contained, the parties agree as follows:

                                    AGREEMENT

1. Scope of Work. The Company, represented by a Committee appointed by the common shareholders, hereby employs Consultant as an independent contractor. Consultant shall provide the following services to the Company, as requested by the Committee (the "Services"):

1.1. Assist the Company in negotiating valued strategic alliances in furtherance of the Company's business. Strategic alliances that Company specifically requests assistance include (a) developing relationships with substantial banking and financial institutions; (b) developing partnerships with major corporations and businesses; and (c) developing business partnerships to increase products and services available on the Company's website. 1.2. Assist the Company in day-to-day operations.

1.3. Assist the Company in raising additional capital through relationships with substantial banking and financial institutions.

1.4. Assist the Company in marketing its technology and services to potential customers, including regional Internet service providers and the like.

1.5. Provide business consulting and strategic planning advice as requested by the Company.

Consultant shall not have any individual authority in the performance of the Services to enter into any binding agreements, but shall only assist in negotiating strategic relationships and the like and advise the Company accordingly. The Company shall have final authority on whether to accept or reject any business arrangements or agreements negotiated by Consultant. Consultant specifically agrees that he will not at any time represent himself to be an officer or employee of the Company or in any capacity other than an independent contractor hired to assist the Company in various strategic initiatives or have the individual power or right to hire employees or enter into agreements on behalf of the Company, terminate or modify any existing agreements, or otherwise exercise any management decisions with respect to the Company unless appointed to do so by a vote of the Board of Directors.

2. Term.

The term of this Agreement shall be for a period of four (4) years commencing on April 1, 2001. Either party may terminate this Agreement at any time upon ten
(10) days' prior written notice. Company may also terminate this Agreement immediately for "Cause" as hereafter defined. The term "Cause" shall mean Consultant's default in the performance of this Agreement or material breach of any of the any time "terminate" provisions of this Agreement.

3.       Termination.

This Agreement shall terminate for any of the reasons set forth in this paragraph.

     3.1. This Agreement shall terminate pursuant to its "Term" provision.

     3.2. This agreement shall terminate at any time by mutual agreement by either party.

     3.3. In the event of the death of Consultant during the term of this Agreement, this Agreement shall terminate. Company agrees that all earned but unpaid Compensation (if any) and accrued but unused vacation pay shall be paid to the deceased Consultant's legal spouse or, if no spouse exists, his estate.

     3.4. Either Company or Consultant may terminate this Agreement, at such party's sole election, upon ten (10) days notice to the other party, as the case may be. In the event of a termination under this subparagraph, Company and Consultant agree that all earned but unpaid Compensation (if any) and accrued but unused vacation pay shall be paid to the Consultant. In addition, in the event of a termination under this section by the Company, Consultant shall be entitled to receive certain termination payments as set forth in Section 4 below. Consultant shall not be entitled to any ermination payments under
Section  4  should Consultant terminate this Agreement pursuant to this section.

     3.5. Company may terminate this Agreement, at its election, if Consultant incurs a "Total Disability" as defined below. In the event of such Total Disability, Company agrees that all earned but unpaid Compensation (if any), and accrued but unused vacation pay shall be paid to Consultant. Consultant shall not be entitled to any termination payments under Section 4 should Company terminate this Agreement pursuant to this section. `Total Disability" for purposes of this Agreement shall be deemed to exist if Consultant has a physical or mental condition which prevents Consultant from performing the substantial and material duties required by his employment for a period of ninety (90) days, which condition shall be deemed to exist only upon certification by at least two
(2) out of three (3) below described licensed physicians that such condition exists. The three (3) physicians shall be selected one by the Consultant or his legal representative, one by the Company and one by each of the above two (2) described physicians.

     3.6. Company may terminate this Agreement at any such time with "Cause." In the event of a termination with Cause, Consultant shall forfeit any and all unpaid Compensation otherwise due to him under this Agreement as of the date of such termination. Cause shall include without limitation the occurrence of any of the following: (a) Consultant's failure to carry out policies of the President, or Consultant's failure to substantially and materially perform duties and responsibilities under this Agreement (where Consultant has received from Company written notice of such alleged failure and a reasonable opportunity to cure such failure under the circumstances, provided that Consultant must be given an opportunity to cure that extends for no less than ten (10) days from the date Consultant receives such notice), (b) activity contrary to the interests of the Company, (c) commitment of a crime involving moral turpitude, or (d) alcoholic or any self-induced affliction which directly and materially affects Consultants ability to discharge his duties. Consultant shall not be entitled to any termination payments under Section 4 should the Company terminate this Agreement pursuant to this section. Notwithstanding the forgoing, Consultant shall not be terminated for Cause without:

      3.6.1. Ten days' written notice setting forth Company's intention to terminate for Cause (this notice represents an additional 10 days' notice beyond that required under Section 3.6(a) above);

      3.6.2. An opportunity for Consultant to rebut termination for Cause within five (5) business days after receiving notice; and

      3.6.3. A final finding, in good faith, by more than 50% of the Board of Directors that Cause existed.

     3.7. With respect to any situation on this section 3 in which Company terminates Consultant, Company may request that Consultant immediately vacate Company offices and return all Company property as provided in Section7, subject only to Company's obligation to pay at a later time as requires by this Agreement any Compensation, termination payments or other amounts that may be owed to Consultant by Company.

4.       Termination Payments.

     4.1. In addition to the Compensation and other benefits payable to Consultant under this Agreement, in the event of Consultant's termination of employment for any reason other than "Total Disability, " "Cause" or voluntary termination by Consultant, Consultant shall be entitled to receive severance pay in the amount equal to his Compensation that would be earned during the twelve
(12) months immediately following the date of termination.

     4.2. Consultant's severance pay due under Section 4 above shall be paid to him in a lump sum within thirty (30) days of the date of termination; provided, however, that Company may elect, in its sole discretion, to pay any severance pay owed consultant in equal installments over a twelve month period without interest, with the first payment commencing thirty (30) days following the date of termination. All such severance payments shall be subject to applicable
withholding  in  accordance  with  Company's   customary  payroll  policies  and
practices.

     4.3. The right of Consultant to receive severance pay shall not be assigned, alienated, pledged or otherwise encumbered by Consultant and any attempt to do so shall be void and of no force or effect. The right of Consultant to receive severance pay or termination payments after termination payments after termination under this Section 4 shall cease in the event of Consultant's breach of Sections 8, 9, 10 or 11 of this Agreement, in which case Company may cease making payments remaining due to Consultant and Consultant shall be required to return to Company all termination payments made to Consultant pursuant to this Agreement.

     4.4. The obligation of the Company to pay severance pay shall be unfounded. In the event that Company for accounting purposes reflects such obligations on its books and records or credits a book reserve to reflect the obligation, the book reserve shall continue for all purposes to be part of the general funds of Company, and Consultant's rights to receive such severance pay shall be the same as those of any other unsecured general creditor of Company.

     4.5.  The  provisions  of  this  Agreement  are  intended  to  constitute a severance pay plan under 29 C.F.R. section 2510.3-2(b), not a plan within the meaning of Consultant Retirement Income Security Act ("ERISA"), and shall be construed and interpreted in a manner consistent with such intention. To the extent that the provisions of this Agreement nonetheless shall create an unfolded and non-qualified plan of deferred compensation for the benefit of a highly compensated consultant and a select member of management and shall be construed and interpreted in a manner consistent with such intentions.

     4.6. In addition to the Compensation and other benefits payable to Consultant under this Agreement, in the event of Consultant's termination of employment for any reason other than "Total Disability," "Cause" or voluntary termination by Consultant, Consultant shall be entitled to receive the entire amount of granted shares at the time of termination.

5. Consulting Fees. For the Services to be rendered by Consultant to Company pursuant to this Agreement, Consultant shall be entitled to an annual consulting fee (the "Consulting Fee") in the amount of sixty thousand and 00/100 DOLLARS ($60,000.00). The Consulting Fee shall be paid in equal monthly installments on or before the first day of each month. In the event that this Agreement is terminated on other than the first of the month, then the Consulting Fee for that month shall be prorated as of the date of termination. This Consulting Fee shall be negotiated on a yearly basis. In the event that the company is unable to pay the consultant the monthly fee, the consultant agrees that there shall be no continuing liability by the company. 6. Expenses. Consultant shall be reimbursed for all reasonable "out-of-pocket" business expenses for business travel and business entertainment incurred in connection with the performance of Services under this Agreement as approved by the President of the Company in advance; provided, however, that business expenses aggregating more than $1,000 monthly must be approved by two officers of the Company.

7. Proprietary  Rights.           Consultant  agrees that all works,  materials,
presentations, programs, ideas, technologies, inventions, improvements, discoveries, processes, software designs, technical information or programs or other properties made or conceived by Consultant, and other data and materials resulting from Services provided under this Agreement (collectively, "Works") are works-made-for-hire and the Works, including all ownership, patent rights, copyrights, trade secrets and other intellectual property rights embodied therein that all (separately and collectively the "Intellectual Properties"), shall be the sole property of Company. To the extent any Works or portions thereof cannot be considered works-made-for-hire, Consultant hereby irrevocably and perpetually, assigns all right, title and interest in and to the Work, and agrees that Consultant shall hold no interest whatsoever therein. Consultant further agrees to execute all assignments or other documents and do all things necessary to enable Company to prosecute, perfect and enforce such right, title, and interest in all Works and to allow Company to obtain patent, trademark, service mark and/or trade name registration, or copyright protection therefore.

8.  Confidentiality.          Consultant recognizes and acknowledges that during
the course of performing Services under this Agreement he shall have access to certain information not generally known to the public, relating to the business of Company, which may include without limitation, the existence and terms of this Agreement, customer lists, sales and business information, prospects or projections, processes, formulas, research or experimental work, work in process, trade secrets, source code, software programs owned by Company, marketing plans and procedures, Intellectual Properties (as defined in Section
5), or any other proprietary or confidential matter (collectively "Confidential Information"). Consultant recognizes and acknowledges that this Confidential Information constitutes a valuable, special and unique asset of Company, access to and knowledge of which are essential to the performance of Consultant's Services under this Agreement. Consultant acknowledges and agrees that all such Confidential Information, including without limitation that which Consultant conceives or develops, either alone or with others, at any time during the term of this Agreement, is and shall remain the exclusive property of Company and upon termination of this Agreement, no tangible form of such information or copies shall be retained by Consultant in any form. Consultant further recognizes, acknowledges and agrees that in order to enable Company to perform services for its customers, such customers may furnish to it confidential information concerning their business affairs, property, methods of operating or other data, that the goodwill afforded to Company depends upon it and its employees, contractors, agents and consultants preserving the confidentiality of such information, and that such information shall be treated as Confidential Information of Company for all purposes under this Agreement.

9. Non-disclosure. Consultant agrees that, except as directed by Company in writing or with the prior written permission of Company, Consultant shall not at any time, whether during or after his employment with Company, use or disclose to any person any Confidential Information, or permit any person to use, examine or make copies of any documents, files, data or other information sources which contain or are derived from Confidential Information, whether prepared by Consultant or otherwise coming into Consultant's possession or control.

10.  Possession.   Consultant  agrees  that  upon  request  by  Company,  and in any event upon termination of this Agreement for any reason whatsoever, Consultant shall turn over to Company all documents, notes, papers, data, files, computer discs or other programs, office supplies or other material or work product in Consultant's possession or under his control, whether originals, copies or drafts, which were created pursuant to, are connected with or derived from Consultant's services to Company, or which are related in any manner to Company's business activities, training or research and development efforts, and that Consultant shall delete such information from any personal computer Consultant may have.

11.  Non-competition.       Consultant agrees and covenants that during the term
of this Agreement and for one (1) year after termination of this Agreement for any reason, Consultant shall not, directly or indirectly: (a) solicit any employees of Company or any of Company's independent contractors to become associated with any business which is competitive with that of Company with which Consultant may be connected in any way; or (b) solicit any customer or targeted prospective customer of Company on behalf of any business which is directly competitive with any aspect of the business of Company as presently conducted or as said businesses may evolve in the ordinary course of business between the date of this Agreement and the expiration of this covenant not to compete (the "Company Business"), whether or not using any Confidential Information, or (c) compete with any aspect of Company Business, whether as an owner, partner, shareholder, consultant, advisor or in any other capacity for a business which is competitive with Company Business.

12.  Injunctive  Relief.          Consultant  acknowledges  that the  breach  or
threatened breach of the "Proprietary Rights," "Confidentiality," "Non-competition," or "Non-disclosure" or any other provisions of this Agreement would give rise to irreparable injury to Company, which injury would be inadequately compensable in money damages. Accordingly, Company may seek and obtain injunctive relief from the breach or threatened breach of any provision, requirement or covenant of this Agreement, in addition to and not in limitation of any other legal remedies, which may be available. Consultant further acknowledges, agrees and stipulates that, in the event of the termination of employment with Company, Consultant's experience and capabilities are such that Consultant can obtain employment in business activities which are of a different and non-competing nature with his activities as an Consultant of Company; and that the enforcement of a remedy hereunder by way of injunction would not prevent Consultant from earning a reasonable livelihood. Consultant further acknowledges and agrees that the covenants contained herein are necessary for the protection of Company's legitimate business interests and are reasonable in scope, content and duration since Company's business and Consultant's duties pursuant to this Agreement extend worldwide.

13. Attorneys' Fees and Costs.        In the event of any dispute arising out of
the subject matter of this Agreement, the prevailing party shall recover, in addition to any other damages assessed, its reasonable attorneys' fees and court costs incurred in litigating or otherwise settling or resolving such dispute whether or not an action is brought or prosecuted to judgment. In construing this Agreement, none of the parties hereto shall have any term or provision construed against such party solely by reason of such party having drafted the same.

14. Independent Contractor Status/Indemnity.         Consultant acknowledges and
agrees that Consultant is an independent contractor and not an agent of Company. Consultant, and any and all employees or sub-contractors of Consultant, if any, providing services pursuant to this Agreement shall not be considered employees of Company. Consultant acknowledges that Consultant is responsible to pay and agrees to pay any and all applicable federal and state self-employment taxes and fees in connection with the Services under this Agreement, and that Consultant will abide by all applicable federal, state, and local laws in connection therewith. Consultant acknowledges that Consultant shall not be entitled to participate in any employee benefit plans or other fringe benefits, which might otherwise be available to employees of Company. In the event that Company incurs any loss, cost, claim, expense or liability, including attorney fees, as a direct or indirect result of Consultant's material default under this Agreement (which specifically includes Consultant's failure to pay taxes as required in this Section or misrepresentation by Consultant of Consultant's status with respect to the Company in violation of Section 1), then Consultant agrees to indemnify, defend and hold the Company harmless from any and all such loss, cost, claim, expense or liability.

15. Governing Law.         The Agreement  shall be construed in accordance  with
the internal laws of the State of Washington applicable to contracts made and performed there. Consultant's obligations under this Agreement supplement and do not supersede the obligations imposed on Consultant by the laws of the State of Washington and the United States of America, including without limitation by the Washington Uniform Trade Secrets Act.

16. Survival. Any provision of this Agreement, which imposes an obligation after termination, or expiration of this Agreement (including without limitation the "Proprietary Rights" "Confidentiality," "Non-disclosure," and "Non-competition" provisions) shall survive the termination or expiration of this Agreement and be binding on Consultant and Company.

17. Severability. The invalidity or unenforceability of any provision in the Agreement shall not in any way affect the validity or enforceability of any other provision and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had never been in the Agreement.

18. Assignment.   The rights of Consultant hereunder shall  not  be  assigned or transferred without Company's prior written consent. Any assignment without Company's prior written consent shall be null and void.

19. Amendments.   This Agreement may be amended at any time by mutual consent of the parties hereto, with any such amendment to be invalid unless in writing, signed by Company and Consultant.

20. Entire Agreement. This Agreement constitutes the entire agreement between the parties respecting the employment of Consultant by Company, and there are no representations, warranties or commitments, except as set forth herein.

IN WITNESS WHEREOF, Company and Consultant have duly executed this Agreement.


COMPANY:                                                    CONSULTANT:

Y3K, Inc.


S/ Jim Stephens                                             S/ King Wm. S. Cole
------------------                                           -------------------
By: Jim Stephens                                            By: King Wm. S. Cole
Date:  4/1/01                                               Date: 4/1/01

Exhibit 10.2

                        INDEPENDENT CONSULTING AGREEMENT
                              JAMES R. STEPHENS JR.

         This Independent Consulting Agreement ("Agreement") is entered into effective as of the 1st day of April, 2001, by and between y3k, inc. (the "Company") and James Stephens ("Consultant") and supercedes any and all other agreements

                                    Recitals
         A.WHEREAS, the Company desires to retain Consultant to provide certain Services, and Consultant desires to perform such Services for the Company as an independent contractor; and

         B. WHEREAS, the Company and Consultant wish to set forth in writing the terms of their contractual relationship;

         NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter contained, the parties agree as follows:

                                    AGREEMENT
1. Scope of Work. The Company, represented by a Committee appointed by the common shareholders, hereby employs Consultant as an independent contractor. Consultant shall provide the following services to the Company, as requested by the Committee (the "Services"):

      1.1. Assist the Company in negotiating valued strategic alliances in furtherance of the Company's business. Strategic alliances that Company specifically requests assistance include (a) developing relationships with substantial banking and financial institutions; (b) developing partnerships with major corporations and businesses; and (c) developing business partnerships to increase products and services available on the Company's website.

      1.2. Assist the Company in day-to-day operations.

      1.3. Assist the Company in raising additional capital through relationships with substantial banking and financial institutions.

      1.4. Assist the Company in marketing its technology and services to potential customers, including regional Internet service providers and the like.

      1.5. Provide business consulting and strategic planning advice as requested by the Company.

Consultant shall not have any individual authority in the performance of the Services to enter into any binding agreements, but shall only assist in negotiating strategic relationships and the like and advise the Company accordingly. The Company shall have final authority on whether to accept or reject any business arrangements or agreements negotiated by Consultant. Consultant specifically agrees that he will not at any time represent himself to be an officer or employee of the Company or in any capacity other than an independent contractor hired to assist the Company in various strategic initiatives or have the individual power or right to hire employees or enter into agreements on behalf of the Company, terminate or modify any existing agreements, or otherwise exercise any management decisions with respect to the Company unless appointed to do so by a vote of the Board of Directors.

2. Term. The term of this Agreement shall be for a period of four (4) years commencing on April 1, 2001. Either party may terminate this Agreement at any time upon ten (10) days' prior written notice. Company may also terminate this Agreement immediately for "Cause" as hereafter defined. The term "Cause" shall mean Consultant's default in the performance of this Agreement or material breach of any of the any time "terminate" provisions of this Agreement.

3. Termination. This Agreement shall terminate for any of the reasons set forth in this paragraph.

     3.1. This Agreement shall terminate pursuant to its "Term" provision.

     3.2. This agreement shall terminate at any time by mutual agreement by either party.

     3.3. In the event of the death of Consultant during the term of this Agreement, this Agreement shall terminate. Company agrees that all earned but unpaid Compensation (if any) and accrued but unused vacation pay shall be paid to the deceased Consultant's legal spouse or, if no spouse exists, his estate.

     3.4. Either Company or Consultant may terminate this Agreement, at such party's sole election, upon ten (10) days notice to the other party, as the case may be. In the event of a termination under this subparagraph, Company and Consultant agree that all earned but unpaid Compensation (if any) and accrued but unused vacation pay shall be paid to the Consultant. In addition, in the event of a termination under this section by the Company, Consultant shall be entitled to receive certain termination payments as set forth in Section 4 below. Consultant shall not be entitled to any termination payments under
Section 4 should Consultant terminate this Agreement pursuant to this section.

     3.5. Company may terminate this Agreement, at its election, if Consultant incurs a "Total Disability" as defined below. In the event of such Total Disability, Company agrees that all earned but unpaid Compensation (if any), and accrued but unused vacation pay shall be paid to Consultant. Consultant shall not be entitled to any termination payments under Section 4 should Company terminate this Agreement pursuant to this section. `Total Disability" for purposes of this Agreement shall be deemed to exist if Consultant has a physical or mental condition which prevents Consultant from performing the substantial and material duties required by his employment for a period of ninety (90) days, which condition shall be deemed to exist only upon certification by at least two
(2) out of three (3) below described licensed physicians that such condition exists. The three (3) physicians shall be selected one by the Consultant or his legal representative, one by the Company and one by each of the above two (2) described physicians.

     3.6. Company may terminate this Agreement at any such time with "Cause." In the event of a termination with Cause, Consultant shall forfeit any and all unpaid Compensation otherwise due to him under this Agreement as of the date of such termination. Cause shall include without limitation the occurrence of any of the following: (a) Consultant's failure to carry out policies of the President, or Consultant's failure to substantially and materially perform duties and responsibilities under this Agreement (where Consultant has received from Company written notice of such alleged failure and a reasonable opportunity to cure such failure under the circumstances, provided that Consultant must be given an opportunity to cure that extends for no less than ten (10) days from the date Consultant receives such notice), (b ) activity contrary to the interests of the Company, (c) commitment of a crime involving moral turpitude, or (d) alcoholic or any self-induced affliction which directly and materially affects Consultants ability to discharge his duties. Consultant shall not be entitled to any termination payments under Section 4 should the Company terminate this Agreement pursuant to this section. Notwithstanding the forgoing, Consultant shall not be terminated for Cause without:

     3.6.1.   Ten days'  written  notice  setting   forth Company's intention to
terminate for Cause (this notice represents an additional 10 days' notice beyond that required under Section 3.6(a) above);

     3.6.2. An  opportunity  for  Consultant to  rebut   termination  for  Cause
within five (5) business days after receiving notice;  and

     3.6.3. A final finding, in good faith, by more than 50% of the Board of Directors that Cause existed. 3.12. With respect to any situation on this section 3 in which Company terminates Consultant, Company may request that Consultant immediately vacate Company offices and return all Company property as provided in Section7, subject only to Company's obligation to pay at a later time as requires by this Agreement any Compensation, termination payments or other amounts that may be owed to Consultant by Company.

4.      Termination Payments.

     4.1. In addition to the Compensation and other benefits payable to Consultant under this Agreement, in the event of Consultant's termination of employment for any reason other than "Total Disability, " Cause" or voluntary termination by Consultant, Consultant shall be entitled to receive severance pay in the amount equal to his Compensation that would be earned during the twelve
(12) months immediately following the date of termination.

     4.2. Consultant's severance pay due under Section 4 above shall be paid to him in a lump sum within thirty (30) days of the date of termination; provided, however, that Company may elect, in its sole discretion, to pay any severance pay owed consultant in equal installments over a twelve month period without interest, with the first payment commencing thirty (30) days following the date of termination. All such severance payments shall be subject to applicable withholding in accordance with Company's customary payroll policies and practices.

     4.3. The right of Consultant to receive severance pay shall not be assigned, alienated, pledged or otherwise encumbered by Consultant and any attempt to do so shall be void and of no force or effect. The right of Consultant to receive severance pay or termination payments after termination payments after termination under this Section 4 shall cease in the event of Consultant's breach of Sections 8, 9, 10 or 11 of this Agreement, in which case

Company may cease making payments remaining due to Consultant and Consultant shall be required to return to Company all termination payments made to Consultant pursuant to this Agreement.

     4.4. The obligation of the Company to pay severance pay shall be unfounded. In the event that Company for accounting purposes reflects such obligations on its books and records or credits a book reserve to reflect the obligation, the book reserve shall continue for all purposes to be part of the general funds of Company, and Consultant's rights to receive such severance pay shall be the same as those of any other unsecured general creditor of Company.

     4.5. The provisions of this Agreement are intended to constitute a severance pay plan under 29 C.F.R. section 2510.3-2(b), not a plan within the meaning of Consultant Retirement Income Security Act ("ERISA"), and shall be construed and interpreted in a manner consistent with such intention. To the extent that the provisions of this Agreement nonetheless shall create an unfolded and non-qualified plan of deferred compensation for the benefit of a highly compensated consultant and a select member of management and shall be construed and interpreted in a manner consistent with such intentions.

     4.6. In addition to the Compensation and other benefits payable to Consultant under this Agreement, in the event of Consultant's termination of employment for any reason other than "Total Disability," "Cause" or voluntary termination by Consultant, Consultant shall be entitled to receive the entire amount of granted shares at the time of termination.

5.    Consulting  Fees.        For the Services to be  rendered by Consultant to
Company pursuant to this Agreement, Consultant shall be entitled to an annual consulting fee (the "Consulting Fee") in the amount of sixty thousand and 00/100 DOLLARS ($60,000.00). The Consulting Fee shall be paid in equal monthly installments on or before the first day of each month. In the event that this Agreement is terminated on other than the first of the month, then the Consulting Fee for that month shall be prorated as of the date of termination. This Consulting Fee shall be negotiated on a yearly basis. In the event that the company is unable to pay the consultant the monthly fee, the consultant agrees that there shall be no continuing liability by the company.

6.  Expenses.           Consultant  shall  be  reimbursed   for  all  reasonable
"out-of-pocket" business expenses for business travel and business entertainment incurred in connection with the performance of Services under this Agreement as approved by the President of the Company in advance; provided, however, that business expenses aggregating more than $1,000 monthly must be approved by two officers of the Company.

7.   Proprietary  Rights.        Consultant  agrees  that all works,  materials,
presentations, programs, ideas, technologies, inventions, improvements, discoveries, processes, software designs, technical information or programs or other properties made or conceived by Consultant, and other data and materials resulting from Services provided under this Agreement (collectively, "Works") are works-made-for-hire and the Works, including all ownership, patent rights, copyrights, trade secrets and other intellectual property rights embodied therein that all (separately and collectively the "Intellectual Properties"), shall be the sole property of Company. To the extent any Works or portions thereof cannot be considered works-made-for-hire, Consultant hereby irrevocably and perpetually, assigns all right, title and interest in and to the Work, and agrees that Consultant shall hold no interest whatsoever therein. Consultant further agrees to execute all assignments or other documents and do all things necessary to enable Company to prosecute, perfect and enforce such right, title, and interest in all Works and to allow Company to obtain patent, trademark, service mark and/or trade name registration, or copyright protection therefore.

8.  Confidentiality.         Consultant recognizes and  acknowledges that during
the course of performing Services under this Agreement he shall have access to certain information not generally known to the public, relating to the business of Company, which may include without limitation, the existence and terms of this Agreement, customer lists, sales and business information, prospects or projections, processes, formulas, research or experimental work, work in process, trade secrets, source code, software programs owned by Company, marketing plans and procedures, Intellectual Properties (as defined in Section
5), or any other proprietary or confidential matter (collectively "Confidential Information"). Consultant recognizes and acknowledges that this Confidential Information constitutes a valuable, special and unique asset of Company, access to and knowledge of which are essential to the performance of Consultant's Services under this Agreement. Consultant acknowledges and agrees that all such Confidential Information, including without limitation that which Consultant conceives or develops, either alone or with others, at any time during the term of this Agreement, is and shall remain the exclusive property of Company and upon termination of this Agreement, no tangible form of such information or copies shall be retained by Consultant in any form. Consultant further recognizes, acknowledges and agrees that in order to enable Company to perform services for its customers, such customers may furnish to it confidential information concerning their business affairs, property, methods of operating or other data, that the goodwill afforded to Company depends upon it and its employees, contractors, agents and consultants preserving the confidentiality of such information, and that such information shall be treated as Confidential Information of Company for all purposes under this Agreement. 29. Non-disclosure. Consultant agrees that, except as directed by Company in writing or with the prior written permission of Company, Consultant shall not at any time, whether during or after his employment with Company, use or disclose to any person any Confidential Information, or permit any person to use, examine or make copies of any documents, files, data or other information sources which contain or are derived from Confidential Information, whether prepared by Consultant or otherwise coming into Consultant's possession or control.

9. Possession. Consultant agrees that upon request by Company, and in any event upon termination of this Agreement for any reason whatsoever, Consultant shall turn over to Company all documents, notes, papers, data, files, computer discs or other programs, office supplies or other material or work product in Consultant's possession or under his control, whether originals, copies or drafts, which were created pursuant to, are connected with or derived from Consultant's services to Company, or which are related in any manner to Company's business activities, training or research and development efforts, and that Consultant shall delete such information from any personal computer Consultant may have.

10.  Non-competition.       Consultant agrees and covenants that during the term
of this Agreement and for one (1) year after termination of this Agreement for any reason, Consultant shall not, directly or indirectly: (a) solicit any employees of Company or any of Company's independent contractors to become associated with any business which is competitive with that of Company with which Consultant may be connected in any way; or (b) solicit any customer or targeted prospective customer of Company on behalf of any business which is directly competitive with any aspect of the business of Company as presently conducted or as said businesses may evolve in the ordinary course of business between the date of this Agreement and the expiration of this covenant not to compete (the "Company Business"), whether or not using any Confidential Information, or (c) compete with any aspect of Company Business, whether as an owner, partner, shareholder, consultant, advisor or in any other capacity for a business which is competitive with Company Business.

11.   Injunctive  Relief.         Consultant  acknowledges  that the  breach  or
threatened breach of the "Proprietary Rights," "Confidentiality," "Non-competition," or "Non-disclosure" or any other provisions of this Agreement would give rise to irreparable injury to Company, which injury would be inadequately compensable in money damages. Accordingly, Company may seek and obtain injunctive relief from the breach or threatened breach of any provision, requirement or covenant of this Agreement, in addition to and not in limitation of any other legal remedies, which may be available. Consultant further acknowledges, agrees and stipulates that, in the event of the termination of employment with Company, Consultant's experience and capabilities are such that Consultant can obtain employment in business activities which are of a different and non-competing nature with his activities as an Consultant of Company; and that the enforcement of a remedy hereunder by way of injunction would not prevent Consultant from earning a reasonable livelihood. Consultant further acknowledges and agrees that the covenants contained herein are necessary for the protection of Company's legitimate business interests and are reasonable in scope, content and duration since Company's business and Consultant's duties pursuant to this Agreement extend worldwide.

12.  Attorneys' Fees and Costs.       In the event of any dispute arising out of
the subject matter of this Agreement, the prevailing party shall recover, in addition to any other damages assessed, its reasonable attorneys' fees and court costs incurred in litigating or otherwise settling or resolving such dispute whether or not an action is brought or prosecuted to judgment. In construing this Agreement, none of the parties hereto shall have any term or provision construed against such party solely by reason of such party having drafted the same.

13.  Independent Contractor Status/Indemnity.        Consultant acknowledges and
agrees that Consultant is an independent contractor and not an agent of Company. Consultant, and any and all employees or sub-contractors of Consultant, if any, providing services pursuant to this Agreement shall not be considered employees of Company. Consultant acknowledges that Consultant is responsible to pay and agrees to pay any and all applicable federal and state self-employment taxes and fees in connection with the Services under this Agreement, and that Consultant will abide by all applicable federal, state, and local laws in connection therewith. Consultant acknowledges that Consultant shall not be entitled to participate in any employee benefit plans or other fringe benefits, which might otherwise be available to employees of Company. In the event that Company incurs any loss, cost, claim, expense or liability, including attorney fees, as a direct or indirect result of Consultant's material default under this Agreement (which specifically includes Consultant's failure to pay taxes as required in this Section or misrepresentation by Consultant of Consultant's status with respect to the Company in violation of Section 1), then Consultant agrees to indemnify, defend and hold the Company harmless from any and all such loss, cost, claim, expense or liability.

14. Governing Law.         The Agreement  shall be construed in accordance  with
the internal laws of the State of Washington applicable to contracts made and performed there. Consultant's obligations under this Agreement supplement and do not supersede the obligations imposed on Consultant by the laws of the State of Washington and the United States of America, including without limitation by the Washington Uniform Trade Secrets Act.

15. Survival. Any provision of this Agreement, which imposes an obligation after termination, or expiration of this Agreement (including without limitation the "Proprietary Rights" "Confidentiality," "Non-disclosure," and "Non-competition" provisions) shall survive the termination or expiration of this Agreement and be binding on Consultant and Company.

16. Severability. The invalidity or unenforceability of any provision in the Agreement shall not in any way affect the validity or enforceability of any other provision and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had never been in the Agreement.

17. Assignment.      The rights of Consultant hereunder shall not be assigned or transferred without Company's prior written consent. Any assignment without Company's prior written consent shall be null and void.

18. Amendments.   This Agreement may be amended at any time by mutual consent of the parties hereto, with any such amendment to be invalid unless in writing, signed by Company and Consultant.

19. Entire Agreement.    This Agreement constitutes the entire agreement between
the parties respecting the employment of Consultant by Company, and there are no representations, warranties or commitments, except as set forth herein.

   IN WITNESS WHEREOF, Company and Consultant have duly executed this Agreement.


COMPANY:                                               CONSULTANT:

Y3K, Inc.


 S/ King Wm. Cole                                      S/ James Stephens
 ----------------                                      -------------------------
 By: King Wm. Cole                                     By: James R. Stephens Jr.
 Date: 4/1/01                                          Date: 4/1/01

                                                                    Exhibit 31.1

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this report on Form 10-KSB/A of Y3K Secure Enterprise Software, Inc., for the year ended June 30, 2002;

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

Date:  March 9, 2004

/s/ King Cole
--------------
King Cole
President and CEO

                                                                     Exibit 31.2

                           CERTIFICATION OF TREASURER
                           --------------------------

I, Leon M. Caldwell, certify that:

1. I have reviewed this report on Form 10-KSB/A of Y3K Secure Enterprise Software, Inc., for the period ended June 30, 2002;

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


Date:  March 9, 2004

/s/ Leon M. Caldwell
---------------------
Leon M. Caldwell
Treasurer

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10 KSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, King Cole, President and CEO of the Company, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ KING COLE
-----------------
King Cole
President and CEO
March 9, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Report of Y3K Secure Enterprises Software, Inc., a Nevada corporation (the "Company"), on Form 10KSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the
"Report"), I, Leon Caldwell, Treasurer, certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Leon Caldwell
------------------
Leon Caldwell
Treasurer
March 9, 2004