Form 10QSB/A
period 2002-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-03-10
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                -----------------
                                    AMENDMENT
                                    NO. 2 TO
                                   FORM 10-QSB
                                 -----------------


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

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of Y3K, Inc.'s business:

- We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the expenses will be approximately $762,000.

- We plan to purchase and lease additional equipment for our business at an approximate cost of $50,000

- We anticipate our monthly operating costs will be approximately $146,000 per month.

- We anticipate accomplishing at least two purchase agreements with technology companies; Market Matrix and Karunga,Inc. We currently are operating under license agreements with these companies and are in the process of negotiating potential acquisitions of their shares or assets. There is no guarantee that we will conclude agreements with Market Matrix or Karunga, Inc.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits


Exhibit No.         Description                                          Location
----------          ----------                                           --------
31.1                Certification of Chief Executive Officer pursuant    Provided herewith
                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification of Chief Financial Officer pursuant    Provided herewith
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification by King Cole Pursuant to Pursuant to   Provided herewith
                    Section 906 of the Sarbanes-Oxley Act of 2002

32.2                Certification by Leon Caldwell Pursuant to Section   Provided herewith
                      906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 8, 2004

                                          Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                          /s/ King Cole
                                          ------------------------------
                                          King Cole, President

                                                                    Exhibit 31.1

                CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, King Cole, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc., for the quarter ended September 30, 2002;

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

Date:  March 8, 2004

/s/ King Cole
--------------
King Cole
President and CEO

                                                                    Exhibit 31.2



                        CERTIFICATION OF TREASURER
                        --------------------------

I, Leon M. Caldwell, certify that:

1. I have reviewed this report on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc., for the quarter ended September 30, 2002;

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


Date:  March 8, 2004

/s/ Leon M. Caldwell
---------------------
Leon M. Caldwell
Treasurer

                                  Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, King Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: March 8, 2004

                             /s/ King Cole
                             -------------------------------------
                             King Cole,
                             President and Chief Executive Officer




                                  Exhibit 32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB/A of Y3K Secure Enterprise Software, Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leon Caldwell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 8, 2004

                                /s/ Leon Caldwell
                                  -------------------------------------
                                  Leon Caldwell, Chief Financial Officer