Form 10KSB/A
period 2003-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-04-15
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               -----------------

                               AMENDMENT NO. 3 TO
                                   FORM 10-KSB
                               -----------------

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



                800 Bellevue Way NE, Suite 600, Bellevue, WA 98004
              ----------------------------------------------------
                    (Address of principal executive offices)


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

                        55,228,562 shares of common stock
                        ---------------------------------

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................12
ITEM 3:  LEGAL PROCEEDINGS....................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............14
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............14
ITEM 7:  FINANCIAL STATEMENTS.................................................18
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................37
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.........37
ITEM 10:  EXECUTIVE COMPENSATION..............................................40
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......41
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................42
ITEM 13:  EXHIBITS AND REPORTS................................................42

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


Products
--------

FusionPak 3.0 - Enterprise Business Suite
- -----------------------------------------

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

FusionPak Instant Communication System
---------------------------------------

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


Portal Products:
- ---------------

1)       Oracle 9iAS Portal - $100,000
2)       BowStreet - Business Web Portal Solutions - starts at $300,000
                     -----------------------------
3)       Castell Frameworks(TM)
4)       Gauss - VIP Portal Manager
5)       IBM - WebSphere Portal Server $272,000
6)       BEA - WebLogic Portal

     CommerceManager -
     ------------------

Commerce Servers - Crowded Space:
- ---------------------------------

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

Y3K ICS provides specific advantages that these large systems do not, for example, private-labelling or co-branding and enhanced security. This makes marketability of a competitive product such as ICS viable, particularly when the provider is partnered with a significant development team. Market niches that will be the primary focus of our efforts include:

  *      Educational institutions, specifically primary and secondary schools.
  * Corporate Intranets that need enhanced security to keep communication within the company's firewalls.
  * ______ Private-labelled Internet applications, such as customer relations interfaces between businesses and their clients, affinity groups such as airline and rental car companies, or catalogue sales operations.
  * ______ Private-labelled IM applications for large, mid and small Internet service providers and search engines. With over 10,000 ISPs and search engines, this market provides an enormous global opportunity.

IM Competition for ICS:
- -----------------------

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

                            ITEM 3: LEGAL PROCEEDINGS

We are the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court, which we commenced in October 2002. In this litigation we are asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The defendants have asserted a counterclaim against the company pursuant to which they seek a money judgment against us in an unspecified amount. We have been advised by the attorney representing us in the lawsuit that he believes that the counterclaim has little or no merit. The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

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


In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a promisory note Karunga issued to the nonrelated party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management in order to protect our interest as a licensee of the software. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. The entire amount of the note was due and payable as of March 15, 2003 and as of June 30, 2003 the balance due under the note is approximately $425,000, including accrued interest. The note is accruing default interest at the rate of 18% per annum. It is unlikely that Karunga will be able to cure that default by paying the remaining principal balance and accrued interest in the near future. However, the noteholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. As of June 30, 2003, the holder of the note has made no demand to the Company for payment. When and if demand is made on the Company for payment of the amount due under the note, it is unlikely that the Company will have the resources to pay the note unless it is able to secure sufficient capital from another source or is able to re-negotiate the current note and extend the term for payment of the amount due. In any event, it is likely that a demand for payment of the note would have a serious negative effect on the Company's liquidity and would require it to divert a significant amount of its capital resources or its revenues to meet its obligation under the guarantee.


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


The bank loan is an obligation of Y3K, Inc., our wholly owned subsidiary, which was unable to payoff the promissory note when it came due. The bank assigned the promissory note to a collection agency in 2001, which did send out a notice of the assignment and called for payment to it in the amount of $155,666. Since that time there has been no further contact from the bank or the collection agency. The obligation is unsecured.

The $121,565 in equipment lease obligations are also the obligation of our susidiary Y3K, Inc. Y3K, Inc. had leased furniture and fixtures for the offices it previously occupied in Tacoma, WA. The equipment lessor removed all equipment furniture and computers from the offices and liquidated these items as an offset against the total lease obligations. The lessor subsequently sued Y3K, Inc. for remaining balance due after offsetting the amounts realized from the liquidation sale. Because Y3K, Inc. did not have resources to defend the collection action, the lessor was able to obtain a default judgment in the amount of $121,565 against the subsidiary, Y3K, Inc. The judgment bears interest at the statutory rate of 12% per annum.

Y3K, Inc. has also defaulted on the lease for the premises it formerly occupied in Tacoma, WA. The total obligation under the defulted premises lease is estimated at $239,475. The landlord was able to find a new tenant for the premises and the estimated amount due is based on the total amount of payments due from the time of Y3K, Inc.'s default until the new tenant began to occupy the premises. At this time the landlord has taken no action to collect any amounts owed to it by Y3K, Inc. under the lease.

The $328,500 in shareholder loans were made to the Company by private individuals under promissory notes which bear interest at the rate of 12% per annum until paid. The notes are demand notes and unsecured. At this time no note holder has made any demands for either interest or principal payments and therefore none of these obligations are in default. It is the Company's intention to payoff these obligations as soon as funds are available to do so. It is expected that proceeds that we receive under the Equity Line of Credit arrangement with Cornell Capital will be the primary source for repayment of these loans.

The bank loan, defaulted equipment lease judgment, and office lease obligations are the obligations of Y3K, Inc. All of these obligations are unsecured.


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

                          INDEPENDENT AUDITORS' REPORT



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

     Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain minimum operations the Company needs to raise a minimum of $500,000 over the next 12 months. It anticipates that it will be able to raise these funds through continued loans from shareholders and the sale of our common stock to accredited investors at a discount from the then trading price at the time of sale. However, at the present time the Company does not have any commitments from shareholders or other potential investors to provide funding to Y3K, except for Cornell Capital Partners, L.P. under an Equity Line of Credit agreement. Additionally, the Company is considering raising needed funds through an offering under Rule 504 of SEC Regulation D which permits an offering of securities in an amount up to $1,000,000. The Company has also have entered into an Equity Line of Credit Agreement with Cornell Capital Partners L.P. under which it may obtain up to $7,000,000 in equity financing. However, in order to access these funds it needs to register the shares sold to Cornell for resale by it. At the present time it has not filed the necessary registration statement with the SEC but expects to do so in the near future. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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
                                                           ==========

     (1) - Cornell and Westrock collectively received stock valued at $0.10 per share for an aggregate consideration of $166,667. This is part of the total shares to be issued under the Cornell Equity Line of Credit for $7,000,000. The contract requires an additional 1,555,556 common shares to be issued and the total consideration for the entire contract will be expensed at $280,000 which is the contract agreement

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


10.    STOCK BASED COMPENSATION (Continued)

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

Loan Guarantee


The Company has guaranteed a note payable by Karunga Technologies Corporation to arm's length third parties, which, together with accumulated interest to June 30, 2003, totaled approximately $425,000. The note was due March 31, 2003, however, to date, the lenders have taken no action with regard to the guarantee. The Guarantee and the note are unsecured obligations. The Company believes that in the event it is required to make any payment to the third party holders of the promissory note, it would have recourse agains t Karunga Technologies Corporation for any amounts paid under the guarantee on behalf of Karunga. There is no written agreement providing for such recourse, but the Company believes that under both Washington state law and Utah state law it would have recourse against Karunga.

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

                                                  Number     Transactions   Known Failures
                                                  Of  late   Not Timely     To File a
Name and principal position                       Reports    Reported       Required Form
- -------------------------------------------    -----------   -------------- --------------
King Cole                                             1           1             1
(President and director)
James Stephens                                        1           1             1
(VP/Secretary and director)
Stanley Stone                                         1           1             1
(Director)
Shannon James Smith                                   1           1             1
(Director)
Leon Caldwell                                         1           1             1
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

                          Annual Compensation                         Long Term Compensation
                                                                                                                All Other
                                                   Other Annual       Restricted Stock Options/   LTIP          Compensation
                                                                                                                ------------
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)    (2)
- -----          -----      ----     ------   -----  ------------       -------          --------   -----------   ----
King Cole      President  2003     $0       0      0                  0                           0             $48,000
                          2002     $0                                                                           $60,000
                          2001     $8,900                                                                       $0
James  VP/                2003     $0       0      0                  0                           0             $48,000
Stephens       Secretary  2002     $0                                                                           $60,000
               and        2001     $10,528                                                                      $0
               Director
Shannon        Director   2003     $0       0      0                                   600,000                  $0
Smith(1)                  2002     $0                                                                           $0
                          2001     $0                                                                           $0
Leon Caldwell  Treasurer  2003     $0       0      0                  0                           0             $48,000
                          2002     $0                                                                           $1,000
                          2001     $0                                                                           $0

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

The following table sets forth information regarding grants of options and/or stock appreciation rights ("SARs") during the fiscal year ended June 20, 2003 to all of the Company's executive officers.



                                               Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------------------------------------
                                                         Individual Grants
            (a)                             (b)                               (c)                    (d)               (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                     % of Total Options/SARs      Exercise or
                              Number of Securities Underlying   Granted to Employees in Fiscal    Base Price
            Name                  Options/SARs Granted (#)                   Year                   ($/Sh)       Expiration Date
            CEO                             None                              0%
--------------------------------------------------------------------------------------------------------------------------------
       Shannon Smith,              600,000 common shares                     100%                   $0.04            11/1/07
   Chairman of the Board
--------------------------------------------------------------------------------------------------------------------------------


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


                 Name and Address      Amount and Nature          Percent
Title of Class   of Beneficial Owner   of Beneficial Owner        of Class
- --------------  --------------------   -------------------        --------

Common           Mr. Jeffrey Haberman (1)    3,065,972               5.55%


Common           Daniel L. Allison           3,586,000               6.49%
                 17414 38th Avenue CT. E
                 Tacoma, WA 98446

Common            Stanley Stone              3,777,778               6.84%

Common            James Stephens             3,694,444               6.69%

Common            King Cole                  3,636,111               6.58%

Common            Shannon Smith               None                   0.00%

Common            Leon M. Caldwell (2)       1,086,667               1.97%
                                             ---------               -----

     DIRECTORS AND OFFICERS AS A GROUP      12,195,000              22.08 %
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

Consulting Fees


The Company has consulting agreements with its officers: the President, its VP/Secretary, and its Treasurer and Jeffrey Haberman, a significant shareholder of the Company. Consulting fees earned by the officers for the year ended June 30, 2003 totaled $144,000 (2002 - $180,000). The consulting fees earned by Mr. Haberman during the year ended June 30, 2003 totaled $48,000. During the year ended June 30, 2002 the agreements provided for monthly, non-accruing compensation at the rate of $5,000. During the year ended June 30, 2002 the Company did not pay all the consulting fees under the terms of the contracts. The unpaid consulting fees to the three identified offices for the fiscal year ended June 30, 2002 in the amount of $64,000, were expensed and credited to additional paid in capital. Commencing July 1, 2002, the consulting agreements were modified to a reduced monthly rate of $4,000 for the three officers and Mr. Haberman with the caveat that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining satisfactory cash flows from funding sources or from a revenue stream, the Board of Directors would renegotiate the base rate on the consulting agreements.

Unpaid consulting fees, calculated as the difference between the amounts owed and amounts actually paid to the officers and Mr. Haberman at June 30, 2003 are as follows:
Mr. King Cole, President and CEO                                      $  29,100
Mr. Jim Stephens, VP/Secretary                                        $  23,540
Mr. Leon Caldwell, Treasurer                                          $  35,000
Mr. Jeffrey Haberman, Shareholder                                     $  17,990
                                                                      ---------

TOTAL                                                                 $ 105,630


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


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            -------------
            King Cole
            President and a Director
            Date:  April 14, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Shane Smith
            -----------------
            Shane Smith
            Director
            Date:   April 14, 2004

By          /s/ Steven Forbes
            -----------------
            Stephen Forbes
            Director
            Date:  April 14, 2004

By          /s/ Lonnie J. Benson
            --------------------
            Lonnie J. Benson
            Director
            Date:  April 14, 2004

By          /s/ Frank Maros
            --------------------
            Frank Maros
            Director
            Date:  April 14, 2004

By          /s/ Leon Caldwell
            -----------------
            Leon Caldwell
            Treasurer
            Date:  April 14, 2004

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

Date:  April 14, 2004

/s/ King Cole
- --------------
King Cole
President and CEO

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


Date:  April 14, 2004

/s/ Leon M. Caldwell
--------------------
Leon M. Caldwell
Treasurer

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


/s/    KING COLE
----------------
King Cole
President and CEO
April 14, 2004

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


/s/    LEON CALDWELL
--------------------
Leon Caldwell
Treasurer
April 14, 2004