Form 10QSB/A
period 2003-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-04-15
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

On June 6, 2003 Y3K announced a new strategic partnership with InteractNetworks. Under this partnership Y3K signed a reseller's agreement that allows Y3K to add InteractNetworks Lockdown(TM) Vulnerability Management Appliance (VMA) to Y3K's comprehensive line of security solutions products.


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

The bank loan is an obligation of Y3K, Inc., our wholly owned subsidiary, which was unable to payoff the promissory note when it came due. The bank assigned the promissory note to a collection agency in 2001, which sent out a notice of the assignment and calling for payment to it in the amount of $155,666. Since that time there has been no further contact from the bank or the collection agency. The obligation is unsecured.

The $121,565 in equipment lease obligations are the obligation of our subsidiary Y3K, Inc. Y3K, Inc. had leased furniture and fixtures for the leased offices it previously occupied in Tacoma, WA. The equipment lessor removed all equipment, furniture and computers from the offices and liquidated these items as an offset against the total lease obligations. The lessor subsequently sued Y3K, Inc. for the remaining balance due after offsetting the amounts realized from the liquidation sale. Because Y3K, Inc. did not have resources to defend the collection action, the lessor was able to obtain a default judgment in the amount of $121,565 against the Y3K., Inc. The judgment bears interest at the statutory rate of 12% per annum and is unsecured.

Y3K, Inc. has also defaulted on the lease for the premises it formerly occupied in Tacoma,WA. Y3K, Inc's. total obligation under the premises lease is estimated at $239,475. The landlord was able to find a new tenant for the premises and the estimated amount due is based on the total amount of payments due from the time of Y3K, Inc.'s default until the new tenant began to occupy the premises. At this time the landlord has taken no action to collect any amounts owed to it by Y3K, Inc. under the lease.

The $328,500 in shareholder loans were made to the Company by private individuals under promissory notes which bear interest at the rate of 12% per annum until paid. The notes are demand notes and unsecured. At this time no note holder has made any demands for either interest or principal payments and therefore none of these obligatios are in default. It is the Company's intention to payoff these obligations as soon as funds are available to do so. It is expected that proceeds that we receive under the Equity Line of Credit arrangement with Cornell Capital will be the primary source for repayment of these loans.

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


PART II- OTHER INFORMATION

Item 1. Legal Proceedings


We are the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court, which we commenced in October 2002. In this litigation we are asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The defendants have asserted a counterclaim against the company, pursuant to which they seek a money judgment against us in an unspecified amount. We have been advised by the attorney representing us in the lawsuit that he believes that the counterclaim has little or no merit. The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits


Exhibit No.  Description                                       Location
----------   -----------                                       --------


10.1         Agreement dated September 3, 2003 between Y3      Provided herewith
             Secure Enterprise Software, Inc. and xSides
             Corporation

10.2         Agreement dated June 6, 2003 between Y3           Provided herewith
             Secure Enterprise Software, Inc. and
             InteractNetworks, Inc.

10.3         Consulting Agreement dated September 8, 2003      Provided herewith
             between Y3K Secure Enterprise Software, Inc.
             and Jason M. Smith

10.4         Consulting Agreement dated September 8, 2003      Provided herewith
             between Y3K Secure Enterprise Software, Inc.
             and Michael K. Secright

10.5         Consulting Agreement dated September 8, 2003      Provided herewith
             between Y3K Secure Enterprise Software, Inc.
             and Scott Owen

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

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

DATE:  April 14, 2004                        /s/ King Cole
                                            --------------------------------
                                            King Cole, President and CEO and
                                            Authorized Signer

                                                                    Exhibit 10.1

                               DEVELOPMENT LICENSE
                          AND JOINT MARKETING AGREEMENT

This Agreement ("Agreement") is made, entered into and effective as of July 18, 2003, ("Effective Date") by and between xSides Corporation, a California corporation with its principal place of business at 821 Second Avenue, Suite 1600, Seattle, Washington 98104 ("xSides"), and Y3K Secure Enterprise Software, Inc., a Nevada corporation with its principal place of business at 108 West Stewart St, Puyallup, WA 98371 (hereafter referred to as "Independent Software Vendor" or "ISV"").

Recitals

A. The purpose of this Agreement is for xSides to provide ISV with the xSides PDK (as defined below) for the sole purpose of permitting ISV to develop and integrate applications that interoperate with the xSides technology. In addition, this Agreement shall also set forth the terms and conditions whereby the parties hereto ("Parties") may jointly market their respective products and services.

B. ISV desires to license the xSides PDK in order to develop Customized xSides Client Products (as defined below) as the user interface front-end for content and server-side products owned or otherwise licensed by ISV for distribution to Enterprise Customers (as defined below).

C. xSides desires that ISV license the xSides PDK for the sole purpose of developing such Customized xSides(R) Client Products.


NOW THEREFORE, for the mutual covenants contained herein, and for other good and
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, the parties agree as follows.

                                    Agreement
                                    ---------


1.       DEFINITIONS

1.1 "Customized xSides Client Product" means an xSides Client Product (defined below) that has been customized to include ISV Content and/or interoperate with ISV Server Products pursuant to the terms of this Agreement.

1.2 "Derivative Work" means any "derivative work" as that term is defined in Section 101 of Title 17 of the United States Code (the U.S. Copyright Act of
1976), as amended.

1.3         "End User" means a person who uses an xSides Client Product.

1.4 "Enterprise Customer" means any legal entity organized by charter, agreement or other similar instrument, including corporations, partnerships, limited liability companies or other similar organizations of more than one person, that is using or is interested in using Customized xSides Client Products for enterprise applications, including, but not limited to, corporate instant messaging and corporate portals.

1.5 "End User License Agreement" means the xSides agreement placed within or accompanying or otherwise governing the use of an xSides Client Product.

1.6 "Intellectual Property Rights" means any and all rights existing now or in the future in the United States or anywhere in the universe, including, without limitation, any and all rights: (i) under the laws of copyright, patent, trademark, trade secret, trade dress, unfair competition, "droit moral" or moral rights, or other similar laws; (ii) relating to the development and use of databases, domain names, mask works, or know-how; (iii) prohibiting the alteration or circumvention of copyright management information or technological measures; or (iv) subsisting in any and all patent applications, trademark registrations, reissues, renewals, extensions, restorations, continuations, divisionals, or foreign counterparts of any of the foregoing.

1.7 "ISV Content" means names, logos, hyperlinks, text, still or animated images, features, applications, moving images, sound, streams of sound, video, data (including but not limited to "tickers") owned or otherwise licensed by ISV.

1.8          "ISV  Server  Product"  means  server-side   products  and  related
technologies owned or otherwise licensed by ISV, namely (a) ICS Instant Communications System, (b) Market Portal, (c) Commerce Manager, and (d) Affiliate Tracker (collectively, "Y3K Solutions").

1.9         "Object  Code"  shall   mean  the  machine  readable  form  computer
programming code as opposed to the human readable form of computer programming code.

1.10       "xSides PDK"   means the  xSides  Platform  Developers  Kit  and  any
application   programming  interfaces  (APIs),   sample  codes and documentation
contained therein, which shall be provided to ISV.

1.11 "Source Code" shall mean the human readable form computer programming code and related system level documentation, including all comments and any procedural code such as job control language.

1.12       "Territory" means worldwide.

1.13 "xSides Client Product" means any client-side product incorporating xSides Technology or any portion thereof, but not including ISV Owned Assets (defined below).

1.14 "xSides Server Product" means any server-side products and related technologies owned or otherwise licensed by xSides, including, but not limited to, server software designed to control or monitor the alternative screen area created by the xSides Technology.

1.15       "xSides   Technology"   means  the  xSides'  patents,   know-how  and
copyrighted works relating to the creation and operation of an alternative screen area which cannot be controlled by the underlying operating system.

2.         INTELLECTUAL PROPERTY OWNERSHIP

2.1        xSides(R) Owned Assets.  xSides does and shall own all right,  title,
           ----------------------
interest and Intellectual Property Rights in and to the xSides Technology, xSides Client Products, xSides Server Products and xSides PDK (collectively, the "xSides Owned Assets"). The parties understand and agree that neither ISV nor any of its partners, customers or users is granted any rights whatsoever to make derivative works of the xSides Owned Assets; provided, however, that ISV shall be entitled to use the xSides PDK to develop graphical user interfaces in connection with the development of Customized xSides Client Products pursuant to the then-current rules and conditions for the use of xSides PDK.

2.2        ISV Owned Assets. ISV does and shall own all right,  title,  interest
           ----------------
and Intellectual Property Rights in and to ISV Server Products and ISV Content including any graphical user interfaces developed exclusively by ISV for customized xSides Client Products(collectively, the "ISV-Owned Assets").

2.3        IP Allocation. In the event that it is unclear as to whether an asset
           -------------
is either an xSides Owned Asset or an ISV Owned Asset, the Parties shall promptly discuss in good faith any allocation of intellectual property rights relating thereto. The Parties agree that all such allocation shall be consistent with the Parties' objectives that xSides shall retain ownership and control of all features, functionality and characteristics of the xSides Technology and that ISV shall retain ownership and control of the features, functionality and characteristics of the ISV Content and ISV Server Products.

3.         LICENSES

3.1        License from xSides to ISV.
           ---------------------------

         (a) Beginning on the Effective Date and for the Term of this Agreement and so long as all of the terms and conditions of this Agreement are followed and met, xSides hereby grants to ISV a limited non-exclusive, non-transferable, personal, non-assignable, royalty-free license in the Territory to use the xSides PDK in order to create Customized xSides Client Products for evaluation by Enterprise Customers; provided, however, that ISV agrees to follow such rules and conditions for use of the xSides Technology as set forth in the xSides PDK, which are hereby incorporated by reference. xSides hereby reserves the right to modify from time to time such rules and conditions, and ISV agrees to abide at all times by the then-current rules and conditions for use of the xSides PDK. xSides shall notify ISV of such modifications in writing or by updating the DevZone web site.

         (b) Beginning on the Effective Date and for the Term of this Agreement and so long as all of the terms and conditions of this Agreement are followed and met, xSides hereby grants to ISV a limited non-exclusive, non-transferable, personal, non-assignable, royalty-free license in the Territory to use, display, reproduce, transmit and install Customized xSides Client Products in Object Code form solely for the purpose of allowing Enterprise Customers to evaluate either Party's respective products and services, with the right to sublicense such rights to Enterprise Customers for a maximum term of thirty (30) days per Enterprise Customer.

         (c) Beginning on the Effective Date and for the Term of this Agreement and so long as all of the terms and conditions of this Agreement are followed and met, xSides hereby grants to ISV a limited non-exclusive, non-transferable, personal, non-assignable, royalty-free license in the Territory to sell or distribute any xSides Owned Assets in Source Code or Object Code form, as applicable, except for the limited right to grant evaluation sublicenses as provided in Section 3.1(b).

         (d) Beginning on the Effective Date and for the Term of this Agreement and so long as all of the terms and conditions of this Agreement are followed and met, xSides hereby grants to ISV a limited non-exclusive, non-transferable, personal, non-assignable, royalty-free license in the Territory to use xSides' trademarks, only in the form and manner set forth in the PDK and as may be modified from time to time by xSides. Any changes to the placement or form of xSides' trademarks shall be reviewed in advance by xSides and approved or rejected solely at xSides' discretion. The service mark "xSides(R)", the xSides(R) logo, "xSides(R)", the cube logo, "xSides.com(TM)", the mark "xSides(TM)" and other trademarks, copyright notices or other proprietary notices or rights belonging to or licensed to xSides are and shall remain the sole property of xSides.

3.3      Marketing
         ---------

         (a) Branding. The parties agree that Content Partners xSides Products will be co-branded with the ISV marks specified by ISV and the xSides marks specified by xSides. The Product may also be branded in accordance with any other branding strategies that the parties may mutually agree upon in writing from time-to-time.


         (b) Publicity. From time-to-time during the term of this Agreement, xSides and ISV will collaborate on press releases and other marketing activities to publicize Customized xSides Client Product and the Parties' relationship under this Agreement. However, neither Party will make any public announcement or press release regarding this Agreement, Customized xSides Client Product or any activities performed under this Agreement without the prior written consent of the other Party, which consent shall not be unreasonably withheld.

3.4      Reservations and Limitations.
         ----------------------------

         (a) Except as otherwise provided herein or agreed by the Parties, ISV shall not decompile, reverse engineer, or otherwise disassemble any xSides Technology, xSides PDK including the xSides Object Code or any portion thereof, in any manner, and xSides shall not decompile, reverse engineer, or otherwise disassemble any ISV Server Product, or any portion thereof, in any manner.

         (b) Neither Party grants the other Party any right, title or interest under any Intellectual Property Rights of the other, except as expressly provided herein. The goodwill from use of each Party's trademarks hereunder shall inure to the benefit of the Party who owns the trademark. ISV agrees that it shall not at any time apply for registration of any copyright, trademark, patent or any other designation which would affect the ownership of the xSides Owned Assets, nor file any document with any governmental authority or take any action which would affect the ownership thereof. xSides agrees that it shall not at any time apply for registration of any copyright, trademark, patent or any other designation which would affect the ownership of the ISV Owned Assets, nor file any document with any governmental authority or take any action which would affect the ownership thereof.

         (c) Each Party shall ensure that (i) all installation and download of the Customized xSides Client Product is subject to an xSides End User License Agreement, which shall incorporate customary protections for xSides' Intellectual Property Rights consistent with the terms, conditions and scope of license provided by this Agreement, and (ii) Customized xSides Client Products and all related Websites, packaging and advertising materials under its control shall contain appropriate copyright, trademark and patent notices, in a form subject to both xSides' and ISV's approval.

         (d) ISV shall not combine any software that is subject to an open source code license with xSides Owned Assets in a manner that xSides Owned Assets, or any portion thereof, thereby becomes subject to the terms of such open source code license.

4.       Revenue Share
         -------------

         (a) In consideration of the rights granted hereunder, ISV shall pay to xSides a royalty equivalent to 20% of all Qualifying Sales Revenues (defined below) actually received by ISV.

         (b) For purposes of this Section 4, "Qualifying Sales Revenues" means gross revenues actually received for a given sale less any applicable discounts, returns, allowances, documented write-offs for bad debt and fraud, refunds, direct cost of goods sold, sale commissions and taxes payable by the selling Party (other than income taxes) associated with such transaction.

5.       REPORTING, PAYMENT AND ACCOUNTING, AND AUDIT

5.1        Payment and Accounting. Within thirty (30) days after the end of each
           ----------------------
calendar quarter during the Term of this Agreement, ISV will deliver to xSides a detailed written report (sent concurrently in electronic form suitable for import into a spreadsheet program) setting forth the amount and calculation of the revenue share payments due to xSides based on revenues actually received during such calendar quarter, accompanied by payment thereof. The report shall breakdown the revenue by source in a level and nature of detail to be agreed upon by the Parties.

5.2        Audit.  xSides shall have the right, on thirty (30) days prior notice
           -----
once each calendar quarter, to have an independent accounting firm audit the written reports delivered to the other party and the related books, records and data maintained by the ISV. Such audit shall be accomplished during the ISV's usual business hours, and shall be at xSides expense, unless such audit determines an inaccuracy of more than five percent (5%), in which case the ISV will reimburse the xSides for the reasonable cost of the audit.

6.       CONFIDENTIAL INFORMATION

For the of this Agreement, the parties agree that the terms and conditions of the Non-Disclosure Agreement ("NDA") entered into between the parties on April 26, 1999 shall govern all issues of confidentiality and disclosure between the parties, and the terms and conditions of such NDA are incorporated herein by reference. In addition, this requirement of confidentiality shall survive the expiration or termination of this Agreement.

7.       COSTS OF DEVELOPMENT

Costs of Development. ISV shall be responsible for all software development work
--------------------    hereunder and any and all costs related thereto.

8.       SUPPORT

8.1 ISV shall be solely responsible for providing all levels of technical support to Enterprise Customers and their End Users for the installation and evaluation of Customized xSides Client Products under this Agreement.


9.       RIGHTS, LIABILITIES AND PROTECTIONS

9.1      Representations and Warranties
         ------------------------------

Each party represents and warrants to the other that such party (a) is duly organized, validly existing and in good standing under the laws of the jurisdiction where it purports to be organized, (b) has the authority to enter into and fully perform this Agreement, and (c) has duly authorized and approved this Agreement and the execution thereof by the signatory who has executed this Agreement on its behalf.

9.2       Disclaimer of Warranties
          ------------------------

THIS IS A CONTRACT FOR THE PROVISION OF SERVICES. THE XSIDES PRODUCT, PDK AND ALL VERSIONS THEREOF, THE XSIDES PROPRIETARY SOFTWARE, THE XSIDES TECHNOLOGY, THE XSIDES MATERIALS, AND ALL OTHER DELIVERABLES HEREUNDER ARE PROVIDED "AS-IS." NOTHING CONTAINED IN THIS AGREEMENT MAY BE CONSTRUED AS, AND BOTH PARTIES HEREBY WAIVE THE BENEFIT OF, ANY REPRESENTATIONS OR WARRANTIES WHETHER EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION THE IMPLIED WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, AND NON-INFRINGEMENT.

10.      INDEMNITY AND LIMITATIONS

10.1     Indemnity
         ---------

         (a) Each party agrees to defend, indemnify and hold harmless the other party and its affiliates, and their heirs, successors, assigns, licensees, officers, directors, agents, representatives and employees, and each of them, from and against any and all claims, demands, liabilities, losses, damages, costs, expenses (including but not limited to reasonable outside attorneys' fees), judgments and penalties arising out of, resulting from, based upon or incurred because of the breach by the indemnifying party of, or other failure of, any of the indemnifying party's warranties, representations or agreements made under this agreement.

         (b) In the event the xSides Technology is reasonably likely to be found to infringe any third party's intellectual property rights, xSides shall either
(a) modify the Customized xSides Client Product so that it is not infringing, but retains substantially the same functionality, or (b) obtain the right for ISV and its affiliates (without cost to ISV or its affiliates) to continue to use and distribute the Customized xSides Client Product as provided in this Agreement.

         (c) ISV agrees to defend, indemnify and hold harmless xSides, and its heirs, successors, assigns, licensees, officers, directors, agents, representatives and employees, and each of them, from and against any and all claims, demands, liabilities, losses, damages, costs, expenses (including but not limited to reasonable outside attorneys' fees), judgments and penalties arising out of, resulting from, based upon or incurred because of a third party claim that ISV's or its affiliates' proprietary software or that ISV's or its affiliates' content as incorporated in the Customized xSides Client Product and used in accordance with this Agreement violates such third party's intellectual property rights.

10.2 NO SPECIAL DAMAGES.  NOTWITHSTANDING  ANYTHING TO THE CONTRARY CONTAINED IN
     ------------------
THIS AGREEMENT, NEITHER PARTY WILL, UNDER ANY CIRCUMSTANCES, BE LIABLE TO THE OTHER PARTY FOR ANY CONSEQUENTIAL, INDIRECT, SPECIAL, INCIDENTAL, PUNITIVE OR EXEMPLARY DAMAGES (INCLUDING, WITHOUT LIMITATION, LOST PROFITS, LOSS OF ANTICIPATED BUSINESS, LOSS OF DATA, OR OTHER BUSINESS LOSSES) EVEN IF SUCH DAMAGES ARE FORESEEABLE, AND EVEN IF THE BREACHING PARTY HAS BEEN APPRISED OF THE LIKELIHOOD OF SUCH DAMAGES OCCURRING.

10.3 LIMITATION OF LIABILITY.  EXCEPT FOR THE COST OF DEFENDING ANY CLAIMS UNDER
     -----------------------
SECTION 10 (INCLUDING WITHOUT LIMITATION REASONABLE OUTSIDE ATTORNEYS' FEES), IN NO EVENT WILL EITHER PARTY'S LIABILITY RELATING TO THIS AGREEMENT (WHETHER BASED ON AN ACTION OR CLAIM IN CONTRACT OR TORT), EXCEED THE AGGREGATE AMOUNTS ACTUALLY RECEIVED OR DUE UNDER THIS AGREEMENT.

11.      TERMINATION/ EXPIRATION

11.1     Termination.
         ------------

This Agreement shall have a term of three (3) years from the Effective Date. Notwithstanding the foregoing, this Agreement may be terminated (i) if either Party defaults in the performance of any material obligation and if such default is not cured within thirty (30) days after the defaulting Party receives written notice sufficient in detail to understand the nature of the default and recommended cure thereof from the non-defaulting Party; (ii) if the other Party makes an assignment for the benefit of its creditors, is declared insolvent, or a receiver or trustee in bankruptcy is appointed to take charge of all or part of the party's property; (iii) if xSides is sold, merged and/or acquired resulting in a change of control whereby the current shareholders of xSides no longer collectively own more than 50% of the voting shares of xSides. Unless previously terminated by either party prior to or upon expiration, this Agreement shall automatically be extended for an additional one (1) year period, and if not terminated by either party prior to or upon expiration of such additional one (1) year period, this Agreement shall be automatically extended for a second one (1) year period.

11.2     Equitable Relief.
         -----------------

Each party agrees that the other party will, in addition to any other rights or remedies which it may have, be entitled to obtain immediate equitable and injunctive relief to restrain such party from any breach or threatened breach of 3 and 6 of this Agreement to avoid irreparable harm.

11.3     Effect of Termination.
         ----------------------

In the event of termination or expiration, all licenses, rights and covenants granted to ISV shall cease, and except for such xSides materials deemed necessary to support ISV sublicensees, ISV shall, within thirty (30) days after failure to cure the material breach, return to xSides all copies of the xSides material or at xSides' written request, destroy all copies of the xSides material and affidavit to xSides in writing such destruction has taken place.

12.   GENERAL PROVISIONS

12.1  Assignment.  Neither party will assign this  Agreement,  or the rights and
      ----------
obligations hereunder, either voluntarily or by operation of law, absent the other party's prior written consent, which consent shall not be unreasonably withheld. Notwithstanding the foregoing, either party ("Assigning Party") may, upon prior written notice to the other party assign all of its rights and delegate all of its duties under this Agreement to the surviving entity in a merger, sale, consolidation or combination of the Assigning Party or to an entity which acquires all or substantially all of the Assigning Party's assets.

12.2 Force Majeure. Neither party shall be liable for any failure, inability, or
     -------------
delay to perform hereunder due to Force Majeure, but the other party shall have the right to terminate for such event as hereinabove provided.

12.3  Notices.  Except as otherwise  specified  herein,  all notices,  requests,
      -------
demands, communications or statements (individually and collectively, "Notices") or payments required hereunder will be made in writing, delivered personally, or sent by certified or registered mail or commercial overnight delivery service, with provisions for a receipt, or (except as to payments) by completed facsimile, to the parties at their respective addresses:

If to xSides:
-------------
xSides Corporation
821 Second Avenue, Suite 1600
Seattle, Washington  98104
Attn:  Robert Steinberg, CEO
Fax: 206-336-5372

If to ISV:
----------
Y3K Secure Enterprise Software, Inc.
108 West Stewart Street
Puyallup, WA  98371
Attn: CEO
Fax:  253-284-2944

Either party may change its address upon ten (10) business days' written notice to the other sent in accordance with the foregoing. All notices, requests, demands, orders or communications will be deemed effective upon receipt in accordance with this Section.

12.4  Relationship  of the Parties.  Nothing  contained in this Agreement  shall
      ----------------------------
cause or be deemed to cause the parties to be partners or joint venturers with, or agents or employees of, each other. The parties are independent contractors, and neither party has any right or power to create any obligation or responsibility on behalf of the other party. Neither party will make representations, warranties, or guaranties to anyone with respect to the specifications, features, capabilities or operations of the other's products or services that are inconsistent with or in addition to this Agreement and such party's published literature.

12.5  Successors  and Assigns.  This  Agreement  is binding upon the  respective
      -----------------------
parties hereto and their permitted successors and assigns. The execution and delivery of this Agreement will not be deemed to confer any rights or remedies upon, or obligate any of the parties hereto, to any person or entity other than such parties.

12.6 Governing Law;  Jurisdiction  and Venue.  This Agreement and the rights and
     -------------
obligations of the parties hereunder shall not be governed by the United Nations Convention on Contracts for the International Sale of Goods, the application of which is expressly excluded by the parties hereto. This Agreement will be governed by, and construed and enforced in accordance with, the laws of the State of Washington, regardless of the choice of law rules of Washington or any other jurisdiction.

12.7 Survival. The rights and obligations pursuant to Sections 1, 2, 3.1(d), 3.2
     --------
(c), 3.4(a), 3.4(b), 4, 5, 6, 9, 10, 11, 12 and 13 shall survive the termination of this Agreement for any reason.

12.9     Headings.  Paragraph headings are for  the convenience of  the  parties
         --------
only and shall not be used in construing meaning.

12.10  Waiver.  Failure  or delay on the part of either  party to  exercise  any
       ------
right, power, privilege or remedy shall not constitute a waiver of, or bar the later exercise of, that or any other right, power, privilege or remedy of such party.

12.11 Severability. If a court or arbitrator of competent jurisdiction holds any
      ------------
term of this Agreement invalid or unenforceable, such term shall be reduced or otherwise modified by such court or arbitrator to the minimum extent necessary to make it valid and enforceable. If such term cannot be so modified, it shall be severed and the remaining terms of this Agreement shall be interpreted in such ways as to give maximum validity and enforceability to this Agreement.

12.12  Counterparts  and Facsimile.  This Agreement may be executed by facsimile
       ---------------------------
and in several counterparts, each of which shall be an original and all of which together shall constitute one original instrument.

12.13 Entire Agreement. This Agreement (together with the NDA referenced herein)
      ----------------
constitutes the entire understanding and agreement between the parties, and supersedes all prior and contemporaneous written and oral communications regarding this transaction, and may not be altered, modified or amended except by a written amendment executed by both parties.

12.14  Authority.  Each  individual  executing  this Agreement on behalf of each
       ---------
respective party acknowledges and warrants that (i) he/she has full authority to execute this Agreement on behalf of such party, (ii) this Agreement has been duly authorized and approved by such party, and (iii) this Agreement constitutes a valid and binding obligation of such party.

IN WITNESS WHEREOF, the parties shall be deemed to have executed this Agreement on the date first set forth above.

xSides Corporation, a
California corporation



By: /s/ Stuart DePina
    --------------------------------
     Its:  CEO


Y3K Secure Enterprise Software, Inc., a
Nevada Corporation



By: /s/ King Wm. Cole
    --------------------------------
     Its:  President

                                                                    Exhibit 10.2


                              INTERACTNETWORKS, INC
                               RESELLER AGREEMENT

This Reseller Agreement (this "Agreement") is entered into and effective as of June 6, 2003 ("Effective Date") by and between:

InteractNetworks,                           Y3K Secure Enterprise Software, Inc.
Inc.
1611 116th Ave NE, Suite 225                108 West Stewart Street
Bellevue, WA  98004 U.S.A.                  Puyallup, WA 98371
(hereinafter referred to as ("Interact")    (hereinafter referred to as
                              --------      ("Reseller")
                                            ------------

                                    RECITALS

WHEREAS, Interact is engaged in the licensing and distribution of network vulnerability assessment hardware appliances and software systems; and

WHEREAS, Reseller is a technology reseller which wishes to provide the Products for sale to third parties; and

NOW, THEREFORE, by reason of the foregoing premises, and in consideration of the mutual covenants set forth in this Agreement, the parties agree as follows:

                                    ARTICLE I
                       RESELLER CLASSIFICATION/DEFINITIONS

(a) RESELLER CLASSIFICATION: Reseller hereby represents and agrees that it will resell the Products described in Exhibit A attached hereto and defined
                                           ---------
below, in conjunction with a Value-Added Component.

(b) CUSTOMERS: The term "Customer(s)" is defined and limited to those third party business entities not affiliated with the Reseller whose principal place of business is located within the United States through which Reseller distributes the Products and provides Value-Added Components.

(c)        PRODUCTS:   The term "Product(s)" shall be defined and limited to the
                             ----------
hardware appliances and softwarelisted in Exhibit A.
                                           ---------

(d) UNAUTHORIZED USE. The term "Unauthorized Use" means any use, possession, knowledge, viewing, inspection, examination, copying, disclosure, or other activity by Reseller involving any part of the Products that is not expressly authorized under the this Agreement or otherwise in writing by Interact.

(e) SALE/RESALE: The term "Sale" or "Resale" (in any tense or form) whenever used in this Agreement shall mean the transfer of ownership of the hardware component of the Product from Reseller to a Customer, but shall not include the transfer of ownership of the Software or any rights relating thereto, but shall include the distribution of the Software to the Customer. The Customer's use of the Software shall be governed by a separate end user software license agreement, required between Customer and Interact, and the Customer's acceptance of such license agreement shall be a precondition to the Customer using the Product. The Reseller may receive royalties resulting from such end user software license per other sections of this Agreement, but the software component of the Product is not sold or resold to the Customer by the Reseller.

(f)       VALUE-ADDED COMPONENT: The term "Value-Added Component" shall mean the
                                          ---------------------
product installation, system integration and support services that must be provided by Reseller to Customers in conjunction with the sale of the Product.

                                   ARTICLE II
                          GENERAL TERMS AND CONDITIONS

1.       SCOPE OF THIS AGREEMENT

1.1        Appointment of Reseller.  Subject to all the terms and conditions set
           -----------------------
forth herein, Interact hereby appoints Reseller as a non-exclusive reseller of the Products in the United States, and Reseller hereby accepts such appointment. Interact agrees to sell the hardware component of the Products to Reseller for resale only to the Customers upon the terms and conditions set forth in this Agreement and Interact agrees to provide a copy of the Software component of the Products to Reseller for distribution to Customers.

1.2         Non-exclusive.  The Reseller acknowledges that its right to Sell the
            -------------
Products under this Agreement is non-exclusive, and that Interact reserves the right to sell and distribute any of its products to any customers in the world, and to appoint any third party to do so, without giving the Reseller notice thereof and without incurring any liability to the Reseller therefore. Further, nothing herein shall be deemed to preclude the Reseller from selling software systems and/or hardware that are competitive with the Products.

1.3          Status as  Independent  Contractor.  The  relationship  established
             ----------------------------------
between Interact and the Reseller by this Agreement is that of a vendor to its vendee and nothing herein contained shall be deemed to establish or otherwise create a relationship of principal and agent between Interact and the Reseller. The Reseller represents that it is an independent contractor who will not be deemed an agent of Interact for any purpose whatsoever and neither the Reseller nor any of its agents or employees will have any right or authority to assume or create any obligation of any kind, whether express or implied, on behalf of Interact. This Agreement is not a franchise agreement and does not create a franchise relationship between the parties and if any provision of this Agreement is deemed to create a franchise between the parties, then this Agreement will be deemed null and void and will automatically terminate as if such provision had been deemed unenforceable by a court as provided in Section 12.8.

1.4         Terms.  Interact  shall sell  and/or  license  the  Products  to the
            -----
Reseller upon the terms and conditions set forth in this Agreement at the prices and/or fees set forth in Exhibit A or the then current pricing and discount schedule. Interact may increase or decrease the price of the Products by giving the Reseller thirty (30) days notice and such new pricing will apply to all of the Reseller's orders received by Interact after the effective date set forth in such notice.

         In the event of a list price increase and upon Reseller's request, Interact shall extend, for a period of up to sixty (60) days, the then-current net purchase price for outstanding written bids in which Reseller has offered Products to its End Users; provided Reseller submits in writing, a list of its then-current outstanding written bids within ten (10) days after being notified of a price change.

         Each Sale of a Product to a Customer by Reseller shall constitute a separate transaction, obligating the Reseller to pay Interact at the specified rates set forth in Exhibit A or the then current pricing and discount schedule. Reseller shall notify Interact within seven (7) days of the date of signature of any agreement authorizing the sale of Product to a Customer.

1.5       Discontinuation/Changes  to  Products.     Interact  may,  in its sole
          -------------------------------------
discretion, discontinue the sale of any of the Products and any parts/accessories thereto (except where continued availability is required by law) and make such changes affecting their form, fit or function as it, in its sole discretion, determines, without incurring any liability to the Reseller.

2.       SOFTWARE AND TRADEMARK LICENSE GRANTS

2.1         Software  License.  Products  delivered  by Interact  hereunder  may
            -----------------
contain or require the use of separable software (the "Software"), which is defined herein to include (i) computer programs consisting of hard-wired logic instructions and/or instruction sequences in machine-readable code, contained on a magnetic tape, diskette, semiconductor device or other memory device or system memory which provides basic logic, operating instructions and user-related application instructions and (ii) documentation used to describe, maintain and use the programs. Interact and Reseller acknowledge and agree that such Software includes intellectual property rights owned or held by Interact, including but not limited to patent rights, copyright rights, utility models rights, trade secret rights, trademark rights, rights of publicity, authors' rights, mask work rights, contract and licensing rights, goodwill and all other intellectual property rights, as may exist now and/or hereafter come into existence and all applications therefor and registrations, continuations, continuations-in-part, divisions, reissues, reexaminations, renewals and extensions thereof, regardless of whether such rights arise under the laws of the United States or any other state, country or jurisdiction. Notwithstanding any other provisions of this Agreement and/or reference to "sale" of Products in this Agreement, the title to, and ownership of, the Software shall remain with Interact.

         Interact hereby grants to Reseller a personal, non-exclusive, non-assignable license to (I) distribute to Reseller's Customers the Software for use solely in connection with the Products sold pursuant to this Agreement and subject to Interact's standard software license terms contained in the End User Software License Agreement (the "EUSLA") attached hereto as Exhibit B and
(II) demonstrate the Software to prospective Customers pursuant to the Technology Evaluation Agreement referenced in Section 2.6 and attached hereto in
Section 2.6. Reseller shall sell and distribute the Products only to Customers who agree in writing with Reseller to accept the terms of the EUSLA.

2.2      License to Interact Trademark.
         -----------------------------

          a. Interact grants to Reseller a limited, worldwide, non-exclusive, license during the term of this Agreement to use the Interact trademarks for purposes of marketing and sales of the Products. Reseller will strictly comply with all guidelines provided by Interact concerning the use of its trademarks.

          b. All uses of Interact's trademarks and related goodwill will inure solely to Interact and Reseller will obtain no rights with respect to any of Interact's trademarks, except for the limited license granted in this Section 2.3, and Reseller irrevocably assigns to Interact any rights and goodwill in Interact's trademarks that it may acquire. Reseller will not attempt to register any of Interact's trademarks or any marks or trade names that are confusingly similar to Interact's trademarks.

2.3         Reservation  of Rights.  The  Software is  licensed  per Section 2.2
            ----------------------
above, not sold, by Interact to Reseller, and nothing in this Agreement will be interpreted or construed as a sale or purchase of the Software whether expressed or implied. Reseller will not have any rights in or to the Software except as expressly granted in this Agreement. Interact reserves to itself all rights to the Software not expressly granted to Reseller in accordance with this Agreement. Interact retains all copyright, patents, trademark, trade secrets and other intellectual property rights in and to the Software. Reseller acknowledges that the Software, all copies of the Software, any derivative works, compilations, and collective works of the Software, and any know-how and trade secrets related to the Software are the sole and exclusive property of Interact and contain Interact's confidential and proprietary materials.

2.4        Software  License Fees. In  consideration  of the rights and licenses
           ----------------------
granted herein, Reseller agrees to pay Interact the amounts described in Exhibit A or the then current pricing and discount schedule. All such payments shall be paid under the same payment terms as those described in Section 3. Such payment shall not apply if Customers purchase Software directly from Interact following expiration of any such Customer's one (1) year license.

2.5         Demonstration  License.  Notwithstanding  anything to the  contrary,
            ----------------------
Reseller shall not be obligated to make payments pursuant to Section 2.5 for use of the Software by Reseller solely for purposes of demonstration to prospective customers in accordance with Section 2.2(II) and otherwise in compliance with the EUSLA. In the event Reseller desires to demonstrate the Software to prospective customers, Reseller and such customer shall enter into the
Technology Evaluation Agreement attached hereto as Exhibit C and such demonstration shall be undertaken in accordance with such agreement.

3.       PURCHASE, DELIVERY, DEPLOYMENT AND SUPPORT

3.1        Firm  Purchase  Orders.  All orders for  Products  placed by Reseller
           ----------------------
hereunder shall be evidenced by the Reseller's firm purchase order and shall be subject to all of the provisions set forth in this Agreement. By placing each order, the Reseller confirms its agreement with and acceptance of all such terms and conditions. In the event of any discrepancy between the provisions set forth herein, on the one hand, and any purchase order, order confirmation, or other communication between the parties, whether or not acknowledged by the other party, on the other hand, the provisions hereof shall prevail. In addition, any additional terms contained in any purchase order, order confirmation or other communication between the parties, whether or not acknowledged by the other party, shall not be binding on either party unless both parties expressly accept such additional terms in writing. No order for any Product placed by Reseller hereunder shall be binding on Interact unless, and until, accepted by Interact. Within five (5) business days after the receipt of a Reseller's purchase order hereunder, Interact shall either provide a written or email acknowledgement of acceptance of the purchase order or written or email objections to the purchase order. If Interact fails to provide any such written or email acknowledgment or objection within five (5) business days of its receipt of any Reseller's purchase order hereunder, the purchase order shall be deemed to be rejected by Interact and of no further force and effect. Purchase orders shall provide details sufficient to identify the customer, the applicable Product and Product details, and the shipping instructions.

3.2         Pricing and  Reseller  Discount.  For Products  acquired  under this
            -------------------------------
Agreement. Reseller shall pay to Interact the then-current applicable list price minus the discounts set forth in Exhibit A ("Reseller Terms of Sale") or the then current discount schedule. Such applicable list prices do not include any additional charges for shipment, insurance, taxes, duties, handling, and similar costs, which shall be paid by Reseller. Reseller shall set its own prices without consultation with Interact. The discounts set forth in Exhibit A are subject to change by Interact. Interact will provide Reseller 30 days notice before any changes to the discounts are made.

3.3        Payment Terms.  All prices are  expressed,  and shall be payable,  in
           -------------
United States Dollars. Payment terms shall be net thirty (30) days from the date of invoice. An additional two percent (2%) discount shall be granted for payments made in net ten (10) days from the date of invoice. Interact shall issue invoices upon shipment. To the extent Reseller shall fail to make payments as specified in this Agreement, or if for any other bona fide reason Interact deems itself to be insecure as to payment, Interact may demand that Reseller make full or partial payment in advance, open for Interact's benefit irrevocable documentary letters of credit, obtain for Interact's benefit bank guaranties, provide current financial statements for Reseller, and/or provide other satisfactory security or guaranties that invoices will be promptly paid when due. All Products sold hereunder shall be invoiced to Reseller, and Reseller shall be responsible for invoicing its Customer. Interact reserves the right to charge interest at one and one half percent (1.5%) per month on any unpaid balance owing by Reseller from the date on which the unpaid balance was due to Interact.

3.4        Taxes.  The Reseller  shall bear the cost of any taxes  (exclusive of
           -----
taxes based on the net income of Interact), levies, duties and fees of any kind, nature or description whatsoever applicable to any of the Products supplied by Interact to the Reseller. The Reseller will pay Interact all such sums upon demand unless the Reseller provides Interact, at the time of the submission of its purchase orders, tax exemption certificates or licenses acceptable to the appropriate taxing authorities.

3.5      Shipment Schedules.  Interact will ship Products to Reseller or to
         ------------------
Reseller's Customers as indicated in the purchase order.

3.6      U.S. Domestic.  For all orders for shipment of Products hereunder to
         -------------
destinations within the U.S. 48 contiguous states, all prices shall be stated in the Exhibit A or the then current pricing schedule and all Products purchased by Reseller from Interact hereunder shall be shipped, F.O.B. [Factory]. All transportation, insurance and handling charges for Products so shipped shall be borne by Reseller.

3.7      International.  For all orders for shipment of Products by Interact
         -------------
 hereunder from the U.S. to a destination outside the U.S. 48 contiguous states,
shipping tents shall be Ex works (Factory).   For all shipments from the U.S. to
foreign destinations, title to all Products shall pass outside the U.S. Customs territory.

3.8        Cancellation of Ordered Products.  All Products ordered hereunder are
           --------------------------------
considered customized products. After Reseller has received notice from Interact of acceptance of an order but prior to the originally scheduled shipment date, Reseller will be able to cancel, reduce, reconfigure or reschedule the order without the prior written consent of Interact; provided, however, that Reseller shall not do so unreasonably. Reseller shall not have the right to take any such action after the order has been shipped and the Reseller shall not have the right to return product to Interact for credit without Interact's written permission.

3.9        Deployment Services. Reseller is solely responsible for deploying the
           -------------------
Products for Customers (at a minimum to include preliminary installation, configuration, and testing of the Product on the Customer's network) unless Reseller has contracted to have Interact perform specific deployment services at Interact's rate for Professional Services in accordance with the terms of a separate statement of work.

3.10     Support Services.
         ----------------

a.       Interact Support Responsibilities.  Interact Support Fees to Resellers
         ---------------------------------
are set forth in Exhibit A of this Agreement (or the then current Support Fee Schedule) and incorporated here by reference.

b. Reseller Support Responsibilities. Reseller, or its designee, will be solely responsible for providing all technical, service, warranty, return, troubleshooting, telephone, and other training, service, and support to Customers relating to the Products. Under no circumstances will Reseller facilitate, instruct, or encourage its Customers to contact Interact directly. Reseller is fully responsible for the product knowledge and technical support skills of its personnel. Reseller will promptly return calls for support and other services related to the Products and will otherwise use commercially reasonable efforts to assist Customers to resolve any questions concerning the Products.

4.       RESELLER OBLIGATIONS

4.1        General Restrictions. Except as otherwise explicitly provided in this
           --------------------
Agreement or as may be expressly permitted by applicable law, Reseller will not, and will not permit or authorize third parties to: (a) reproduce, modify, translate, enhance, decompile, disassemble, reverse engineer, or create derivative works of the Products; (b) provide, divulge, disclose, or make available to, or permit the use of the Products by any third party; (c) alter, encode, copy, distribute or transmit any digital media or other information using the Products without obtaining all necessary copyright and other permissions; nor (d) circumvent or disable any technological features or measures in the Products for the protection of intellectual property rights, managed distribution of digital media, or the collection of information.

4.2      Customer Network Access.      Without receipt of prior written approval
         -----------------------
from the Customer, Reseller shall not access Customer's network or data residing upon Customer's network utilizing the Products.

4.3        Proprietary  Rights Notices.   Reseller will neither alter nor remove
           ---------------------------
any copyright notice or other proprietary rights notices that may appear on any part of the Products. In addition, when reproducing any part of the Products in accordance with this Agreement, Reseller must include all copyright and other proprietary rights notices as are currently contained on each part of the Products or as may be reasonably specified from time to time by Interact.

4.4        Compliance  with Laws.   Reseller  will  maintain  high  standards of
           ---------------------
professionalism and will at all times comply with all applicable laws, statutes, ordinances, and regulations and refrain from any unethical conduct or any other conduct that tends to damage the reputation of Interact or the Products. Reseller will regularly and continuously inform Interact of any requirements of laws, statutes, ordinances, rules, and regulations of any and all governmental authorities that directly or indirectly affect Reseller's use of the Products.

4.5        Export.   The Products may be subject to United States export control
           ------
laws, including the U.S. Export Administration Act and its associated regulations, and may be subject to export or import regulations in other countries. Reseller must comply strictly with all such regulations that are now or later in effect and acknowledges that it has the responsibility to obtain licenses to export, re-export, or import the Products.

4.6      No Warranties.  Reseller will not make or publish any  representations,
         -------------
warranties, or guarantees on behalf of Interact concerning the Products without Interact's specific prior written approval.

4.7        Protection against  Unauthorized Use. Reseller  acknowledges that the
           ------------------------------------
Products and any other materials furnished to Reseller by Interact involve valuable proprietary rights of Interact. Reseller will take appropriate steps and precautions for the protection of the Products. Without limiting the generality of the foregoing, Reseller will use its best efforts to prevent any Unauthorized Use and immediately notify Interact in writing of any Unauthorized Use that comes to Reseller's attention. In the event of any Unauthorized Use by anyone who obtained access to the Products directly or indirectly through Reseller or any of its Customer or any of their employees, agents, representatives, or contractors, Reseller will take all steps reasonably necessary to terminate such Unauthorized Use and to retrieve any copy of the applicable Products in the possession or control of the person or entity engaging in such Unauthorized Use. Reseller will provide to Interact such cooperation and assistance related to any such Unauthorized Use as Interact may reasonably request.

4.8        Reference. Subject to Section 12 regarding confidentiality,  Reseller
           ---------
will (a) make one or more representatives reasonably available for reference inquiries from potential Interact customers, partners, and investors, (b) permit Interact to create and publish a case study describing in general terms the nature of Reseller's use of the Products, (c) permit Interact to issue and publish a press release containing a quotation from a representative of Reseller announcing that Reseller has licensed the Products and the general context of the intended use, and (d) allow the name and logo of Reseller to be posted on Interact's web site and in marketing and advertising materials subject to compliance with Reseller's brand guidelines or other specifications regarding logo usage.

4.9      Additional Reseller Responsibilities.  The Reseller:
         ------------------------------------

                           a. will provide Customer with information on registering for the Customer's one-year subscription to receive Software updates and Vulnerability Test updates directly from Interact via an on-line registration process.

                           b. will notify Customer of Customer's obligation to enter into a separate license agreement with Interact governing the Customer's use of the Software and that execution of such agreement is a precondition to Customer using the Product.

                           c. will sell the Product with Product-related materials in a mutually acceptable manner.

                           d. shall not sell the Products in any manner other than with the Value-Added Components, except as provided by written consent from Interact.

                           e. will maintain and enforce on a commercially-reasonable basis, the Reseller's Customer agreements for the Products that are consistent with the
                           Reseller's   obligations    hereunder,  including
                           contractual provisions that:

                                i.       such Customer not re-sell the Products.

                                ii. sales of the Product may be suspended and Products recalled if any such Reseller is in breach of these requirements.

                           f. will obtain and/or maintain customer service support functions sufficient to meet all reasonable inquiries and needs of Customers.

                           g. Will use diligent efforts to promote vigorously the marketing and distribution of the Products to realize the maximum sales potential for the Products. Reseller shall be solely responsible for all costs and expenses related to advertising, marketing, promoting and distributing the Products.

                           h. Reseller shall provide Interact with reasonably prompt written notification of comments or complaints made by Customers about the Products and any problems with the Products or their use or suggested improvements to the Products of which Reseller becomes aware. All such information shall be the property and Confidential Information of Interact.

5. RECORDS AND AUDIT RIGHTS. Reseller agrees to make, and to maintain until three (3) years after the last payment under this Agreement is due and paid, complete books, records and accounts with respect to Reseller's distribution of and payments for Products hereunder and its compliance with terms and conditions of this Agreement. Such records shall include number of units shipped by product and platform, serial numbers, Customer information, date of shipment, copies of purchase orders and invoices and support contract information. Reseller shall maintain a list of all sales transactions involving the Products on a separate register or document, which document shall include all sales numbered sequentially and by date and shall include each Customer name, address and product serial numbers. Interact shall have the right to audit such books and records for purposes of verification of the sales and inventory information with respect to the Products. Any such audit shall be conducted by Interact or its representatives during normal business hours, and Reseller shall cooperate fully with Interact or its representatives in any such audit. Any underpayment shall be payable immediately. Any such audit shall be performed at Interact's expense during normal business hours; provided, that the cost of such audit shall be paid by the Reseller if such audit reveals an underpayment by the Reseller of more than five percent (5%) of the amounts payable by the Reseller to Interact in any six (6) month period.

6.       TERM AND TERMINATION

6.1      Term.   This   Agreement will commence upon the Effective Date and will
         ----
continue for 3 years unless this  Agreement is  terminated  in  accordance  with
Section 6. The Agreement will thereafter be automatically renewed for one year at a time unless terminated by either party with three months' written notice prior to start of such automatic renewal.

6.2      Termination For Cause.   Either  party  may immediately  terminate this
         ---------------------
Agreement  by giving the other notice if such other  party:

         a. defaults in the payment of any monies it owes to the other when due and such default continues for a period of ten (10) days after notice thereof; or,

         b. defaults in the performance of any of its obligations under any of the terms or conditions of this Agreement other than as provided in subsection (a)above, which default is not remedied within thirty (30) days after notice thereof; or,

       c. defaults in the performance of any of its obligations under the terms and conditions of this Agreement which default by its nature, cannot be remedied; or,

       d. engages directly or indirectly in any attempt to defraud the party issuing such notice; or,

       e. is unable to pay any and/or all of its debts as they become due or becomes insolvent or ceases to pay any and/or all of its debts as they mature in the ordinary course of business, or makes an assignment for the benefit of its creditors; or,

       f. is liquidated or dissolved or if any proceedings are commenced by, for or against it under any bankruptcy, insolvency, reorganization of debts or debtors relief law, or law providing for the appointment of a receiver or trustee in bankruptcy.

6.3        Notice  of   Material   Breach  or   Default.       If  either  party
           --------------------------------------------
commits a material breach or default in the performance of any of its obligations under this Agreement, then the other party may give the defaulting party written notice of the material breach or default (including a statement of the facts relating to the material breach or default, the provisions of this Agreement that are in material breach or default, and the action required to cure the material breach or default) and the non-defaulting party's intention to terminate the Agreement pursuant to Section 6.3 if the material breach or default is not cured within thirty (30) days after the defaulting party's receipt of such notice (or such later date as may be specified in such notice). Without limiting the foregoing, any failure by Reseller to timely pay to Interact any amounts owing under this Agreement will constitute a material breach of this Agreement.

6.4         Notice   of   Termination.             If   the   defaulting   party
            -------------------------
fails to cure a material breach or default specified in any notice under Section 6 within thirty (30) days after receipt of such notice (or such later date as may be specified in such notice), then the non-defaulting party may terminate this Agreement by giving the defaulting party written notice of termination.

6.5         Post-Termination  Obligations.  If  this  Agreement  or any licenses
           ------------------------------
in  this Agreement are  terminated  for any reason:

             a. Reseller will pay to Interact any fees, reimbursable expenses, compensation, or other amounts that have accrued prior to the effective date of the termination, as well as any fees received from Customers following the effective date of termination;

             b. Reseller will continue any support obligations incurred to Customers who have purchased the Interact Solution per section 3.10(b); and

             c. Any and all liabilities accrued prior to the effective date of the termination will survive.

7.       WARRANTIES AND DISCLAIMER

7.1        Mutual  Warrantee.  Each party  represents  and warrants to the other
           -----------------
that (i) it has the right and power to enter into and fully perform the obligations it has undertaken in this Agreement; (ii) it is not under any obligations, contractual or otherwise, to any other entity that might conflict, interfere, or be inconsistent with any of the provisions of this Agreement; and
(iii) it shall comply with all federal, state and local laws, rules and regulations necessary for it to perform its obligations under this Agreement.

7.2      Reseller's Warranty.
         -------------------
       a. Warranty. Interact warrants to Reseller that the Products shall conform in all material respects in normal use to their Specifications for one
(1) calendar year ("Warranty Period"). All dates are calculated from the date of shipment to Reseller. In the event of a failure of Products to conform to their Specifications during the Warranty Period, Reseller shall return any such non-conforming Products to Interact for Interact's inspection. In the event that such Products do not conform to their Specifications, Interact shall have the right, at its sole option, either: (a) to repair such Products to make them conform to their Specifications; (b) to replace such Products with conforming Products; or (c) to pay to Reseller a pro rated refund of money paid by Reseller for such non-conforming Products, reduced on a straight-line basis over one (1) year from the date of initial delivery of such Products to Reseller. The foregoing expresses Reseller's sole remedy, and Interact's sole liability, for any breach of warranty by Interact hereunder. b. Scope of Warranty. The foregoing warranty is solely and exclusively for Products, and does not apply to any other goods or services of Interact, Reseller or of third parties, and does not apply to the combination of Products with any other goods or services or for any misuse or abuse of the Products or the use of the Products in any manner inconsistent with the documentation.

       c. Product Returns. Prior to returning any Product, whether for exchange or warranty or non-warranty action, Reseller must obtain a Return Materials Authorization ("RMA ") number from Interact, and display such RMA number prominently on the packaging of such returned Products. Reseller must return the Product to Interact, with shipping charges prepaid. Interact will not accept collect shipments. Any Product returned to Interact, which is not returned in accordance with the terms of this Agreement, may be refused by Interact, at its sole discretion. Reseller may accept returns from End Users and Reseller may send such returned Products to Interact.

       d. Out of Warranty Repair. For Products which fail to conform to their Specifications after the warranty period has expired, but during the term of this Agreement, Reseller may return such Products to Interact for repair or replacement at Interact's then-current prices and terms after obtaining an RMA number. Net prices for repair and replacement parts are as indicated in Interact's then-current service and support Price List and are not eligible for further discounting.

7.3        Disclaimer.   INTERACT   HEREBY   DISCLAIMS   AND   EXCLUDES   ANY
           ---------
REPRESENTATIONS OR WARRANTIES THAT THE PRODUCTS ARE COMPATIBLE WITH ANY COMBINATION OF PRODUCTS NOT FURNISHED BY INTERACT WHICH THE RESELLER OR ANY PURCHASER OR END USER MAY CHOOSE TO CONNECT TO THE PRODUCT EXCEPT FOR THOSE
EXPRESSLY APPROVED IN WRITING BY INTERACT. INTERACT EXPRESSLY DISCLAIMS ALL IMPLIED WARRANTIES OF MERCHANTABILITY, FITNESS FOR RESELLER'S PURPOSE, QUALITY, ACCURACY, TITLE, AND NON-INFRINGEMENT. INTERACT DOES NOT WARRANT AGAINST
INTERFERENCE WITH THE ENJOYMENT OF THE INTERACT SOLUTION OR AGAINST INFRINGEMENT. INTERACT DOES NOT WARRANT THAT THE PRODUCTS ARE ERROR-FREE OR THAT OPERATION OF THE PRODUCTS WILL BE SECURE OR UNINTERRUPTED. INTERACT DOES NOT WARRANT THAT THE PRODUCTS WILL DETECT EVERY VULNERABILITY OF A CUSTOMER'S NETWORK, THAT INFORMATION AVAILABLE THROUGH THE PRODUCTS WILL BE ACCURATE, COMPLETE, OR CURRENT, OR THAT ERRORS OR DEFECTS WILL BE CORRECTED. RESELLER UNDERSTANDS AND AGREES THAT THE DISCLAIMER OF WARRANTIES IN THIS AGREEMENT IS FAIR AND REASONABLE AND A FUNDAMENTAL PART OF THIS AGREEMENT AND THAT INTERACT WOULD NOT AGREE TO ENTER THIS AGREEMENT WITHOUT SUCH DISCLAIMER.

8.       INTELLECTUAL PROPERTY INFRINGEMENT

8.1      Interact's indemnity of the Reseller.
         ------------------------------------

       a. I nteract agrees to protect, defend, hold harmless and indemnify the Reseller from and against any and all liabilities, damages and actions arising out of any claim that the Products infringe any valid U.S. patent, trademark or copyright of third parties, except where any such claims arise or result from
(i) the misuse of Products; (ii) alteration of the Products as furnished by Interact; (iii) use of the Products furnished by Interact in the manner for which the same were neither designed nor contemplated; or (iv) a patent, trademark or copyright in which the Reseller or an affiliate or subsidiary of the Reseller has any direct or indirect interest by license or otherwise. This indemnification and hold harmless provision shall extend only to damages and costs assessed against the Reseller embodied in a final judgment by a court of competent jurisdiction holding that such Products constitute an infringement of a valid U.S. patent, trademark or copyright or damages and costs incurred by the Reseller as a result of a settlement entered into with the prior written consent of Interact. Interact shall not be responsible for any loss of profits or the Reseller's incidental or consequential damages or losses.

       b. Reseller will promptly notify Interact of any suit or threat of suit as to which Interact may have obligations under the above provisions and be given reasonable opportunity to defend the same. The Reseller shall reasonably cooperate with Interact with regard to the defense of any suit or threatened suit and Interact shall have authority to settle or otherwise dispose of any such suit or threatened suit, and to appeal any judgment that may be entered. This indemnity shall be effective with respect to all Products sold by Interact to the Reseller on or after the date set forth above and shall continue until terminated by written notice by Interact to the Reseller upon ten (10) days prior notice. Termination of this indemnity shall not affect its applicability as to Products sold by Interact to the Reseller prior to the termination date thereof.

8.2      Reseller's indemnity of Interact.
         --------------------------------

       a. The Reseller agrees to protect, defend, hold harmless and indemnify Interact from and against any and all liabilities, damages and actions arising out of any claim that the software or other products or services of the Reseller bundled with or sold in conjunction with the Products or in connection with this Agreement ("Reseller Goods") infringe any valid U.S. patent, trademark or copyright of third parties. This indemnification and hold harmless provision shall extend only to damages and costs assessed against Interact embodied in a final judgment by a court of competent jurisdiction holding that such Reseller Goods constitute an infringement of a valid U.S. patent, trademark or copyright or damages and costs incurred by Interact as a result of a settlement entered into with the prior written consent of the Reseller. The Reseller shall not be responsible for any loss of profits or Interact's incidental or consequential damages or losses.

       b. Interact will promptly notify the Reseller of any suit or threat of suit as to which the Reseller may have obligations under the above provisions and be given reasonable opportunity to defend the same. The Reseller shall reasonably cooperate with Interact with regard to the defense of any suit or threatened suit and Interact shall have authority to settle or otherwise dispose of any such suit or threatened suit, and to appeal any judgment which may be entered. This indemnity shall be effective with respect to all Products sold by Interact to the Reseller on or after the date set forth above and shall continue until terminated by written notice by Interact to the Reseller upon ten (10) days prior notice. Termination of this indemnity shall not affect its applicability as to Products sold by Interact to the Reseller prior to the termination date thereof.

9.       PRODUCT INDEMNITIES

9.1        Reseller.   The Reseller  shall  protect,  defend,  hold harmless and
           --------
indemnify Interact and its officers, directors and employees from and against any claims, suits, liabilities, losses, fines, penalties, damages and expenses (including reasonable attorneys' and experts' fees and costs) arising from or incident to the Reseller Goods and/or the Reseller's breach of its obligations or responsibilities under this Agreement including, without limitation on the foregoing, its obligations under Section 4.

9.2        Interact.  Interact  agrees  to protect,  defend,  hold  harmless and
           ---------
indemnify the Reseller against any and all liabilities damages and actions, directly and solely arising out of any personal injury to a Customer from its use of the Products sold by Interact to the Reseller. Interact's obligation to defend the Reseller in connection with such indemnity, however, shall terminate with respect to such a claim in the event Interact obtains and furnishes to the Reseller information that reasonably supports the conclusion that the Reseller altered the Products or made warranties or representation not expressly permitted in writing by Interact or that the Products were not used in the manner intended or used in violation of the EUSLA.

10.      LIMITATIONS OF LIABILITY

10.1 Disclaimer of Consequential  Damages.  UNDER NO CIRCUMSTANCES WILL INTERACT
     ------------------------------------
BE LIABLE TO THE RESELLER FOR ANY SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND EVEN IF ADVISED OF THE POSSIBILITY OF SUCH DAMAGES, INCLUDING, BUT NOT LIMITED TO, COMPENSATION, REIMBURSEMENT OR DAMAGES ON ACCOUNT OF THE LOSS OF PRESENT OR PROSPECTIVE PROFITS, EXPENDITURES, INVESTMENTS OR COMMITMENTS, WHETHER MADE IN THE ESTABLISHMENT, DEVELOPMENT OR MAINTENANCE OF BUSINESS REPUTATION OR GOODWILL, FOR LOSS OF DATA, COST OF SUBSTITUTE PRODUCTS, COST OF CAPITAL, AND THE CLAIMS OF ANY THIRD PARTY, OR FOR ANY OTHER REASON WHATSOEVER.

10.2 Cap on Liability. UNDER NO CIRCUMSTANCES WILL INTERACT'S TOTAL LIABILITY OF
     ----------------
ALL KINDS ARISING OUT OF OR RELATED TO THIS AGREEMENT (INCLUDING BUT NOT LIMITED TO WARRANTY CLAIMS), REGARDLESS OF THE FORUM AND REGARDLESS OF WHETHER ANY ACTION OR CLAIM IS BASED ON CONTRACT, TORT, OR OTHERWISE, EXCEED THE TOTAL AMOUNT PAID BY RESELLER TO INTERACT UNDER THIS AGREEMENT DURING THE PRIOR TWELVE
(12)  MONTH  PERIOD  (DETERMINED  AS OF THE  DATE OF ANY  FINAL  JUDGMENT  IN AN
ACTION).

10.3  Independent  Allocations  of Risk.  EACH  PROVISION OF THIS AGREEMENT THAT
      ---------------------------------
PROVIDES FOR A LIMITATION OF LIABILITY, DISCLAIMER OF WARRANTIES, OR EXCLUSION OF DAMAGES IS TO ALLOCATE THE RISKS OF THIS AGREEMENT BETWEEN THE PARTIES. THIS ALLOCATION IS REFLECTED IN THE PRICING OFFERED BY INTERACT TO RESELLER AND IS AN ESSENTIAL ELEMENT OF THE BASIS OF THE BARGAIN BETWEEN THE PARTIES. EACH OF THESE PROVISIONS IS SEVERABLE AND INDEPENDENT OF ALL OTHER PROVISIONS OF THIS AGREEMENT, AND EACH OF THESE PROVISIONS WILL APPLY EVEN IF THE WARRANTIES IN THIS AGREEMENT HAVE FAILED OF THEIR ESSENTIAL PURPOSE.

11.      CONFIDENTIALITY

11.1 "Confidential  Information" means any trade secrets or other information of
      -------------------------
a party, whether of a technical, business, or other nature (including, without limitation, information relating to a party's technology, software, products, services, designs, methodologies, business plans, finances, marketing plans, Resellers, prospects, or other affairs), that is disclosed to a party during the term of this Agreement and that such party knows or has reason to know is confidential, proprietary, or trade secret information of the disclosing party. Confidential Information does not include any information that: (a) was known to the receiving party prior to receiving the same from the disclosing party in connection with this Agreement; (b) is independently developed by the receiving party without use of or reference to the Confidential Information of the disclosing party by individuals who have had no access to such Confidential Information; (c) is acquired by the receiving party from another source without restriction as to use or disclosure; or (d) is or becomes part of the public domain through no fault or action of the receiving party. "Confidential Information" will only include items covered by this definition and that are disclosed or embodied in materials delivered in tangible form (including diskette, CD, email, and other means of electronic delivery) and clearly marked as proprietary or confidential or, if disclosed orally, are summarized in writing, clearly marked as proprietary or confidential, and provided to the receiving party within 30 days following each such disclosure.

11.2  Restricted  Use and  Nondisclosure.  During  and  after  the  term of this
      ----------------------------------
Agreement, each party will: (a) use the other party's Confidential Information solely for the purpose for which it is provided; (b) not disclose the other party's Confidential Information to a third party unless the third party must access the Confidential Information to perform in accordance with this Agreement and the third party has executed a written agreement that contains terms that are substantially similar to the terms contained in this Section 11.2 and (c) protect the other party's Confidential Information from unauthorized use and disclosure to the same extent (but using no less than a reasonable degree of care) that it protects its own Confidential Information of a similar nature.

11.3  Required  Disclosure.  If either  party is required by law to disclose the
      --------------------
Confidential Information or the terms of this Agreement, the disclosing party must give prompt written notice of such requirement before such disclosure and assist the non-disclosing party in obtaining an order protecting the Confidential Information from public disclosure.

11.4 Return of Materials.  Upon the termination or expiration of this Agreement,
     -------------------
or upon earlier request, each party will deliver to the other all Confidential Information that they may have in its possession or control. Notwithstanding the foregoing, neither party will be required to return materials that it must retain in order to receive the benefits of this Agreement or properly perform in accordance with this Agreement.

11.5 Existing Obligations.  The obligations in this Section 11.5 are in addition
     --------------------
to, and supplement, eachparty's obligations of confidentiality under any nondisclosure or other agreement between the parties.

11.6  Injunctive Relief.  Each  party  agrees  that  any  breach  of  any of its
      -----------------
obligations with respect to confidentiality or use of the disclosing party's Confidential Information hereunder is likely to cause or threaten irreparable harm to the disclosing party, and, accordingly, the receiving party agrees that in the event of such breach the disclosing party shall be entitled to seek equitable relief to protect its interest therein, including but not limited to preliminary and permanent injunctive relief, as well as money damages.

12.      GENERAL

12.1 Relationship. Reseller will be and act as an independent contractor and not
     ------------
as the agent or representative of Interact in the performance of this Agreement. This Agreement will not be interpreted or construed as (a) creating or evidencing any association, joint venture, partnership, or franchise between the parties; (b) imposing any partnership or franchise obligation or liability on either party; or (c) prohibiting or restricting Interact's performance of any services for any third party. Reseller must not represent to anyone that Reseller is an agent of Interact or is otherwise authorized to bind or commit Interact in any way without Interact's prior written authorization.

12.2  Assignability.  Reseller may not assign its right,  duties, or obligations
      -------------
under this Agreement without Interact's prior written consent. If consent is given, this Agreement will bind Reseller's successors and assigns. Any attempt by Reseller to transfer its rights, duties, or obligations under this Agreement except as expressly provided in this Agreement is void.

12.3  Subcontractors.  Interact may utilize a subcontractor or other third party
      --------------
to perform its duties under this Agreement so long as Interact remains responsible for all of its obligations under this Agreement.

12.4 Nonsolicitation.  During the term of this Agreement and for a period of one
     ---------------
year thereafter, Reseller will not, directly or indirectly, employ or solicit the employment or services of a Interact employee or independent contractor without the prior written consent of Interact.

12.5 Notices.  Any notice  required or permitted to be given in accordance  with
     -------
this Agreement will be effective if it is in writing and sent by certified or registered mail, or insured courier, return receipt requested, to the appropriate party at the address set forth below and with the appropriate postage affixed. Either party may change its address for receipt of notice by notice to the other party in accordance with this Section. Notices are deemed given two business days following the date of mailing or one business day following delivery to a courier.

To Reseller:                                        To Interact:
-----------                                         -----------
At the address set forth on the first page hereto.  InteractNetworks, Inc.
                                                    1611 116th Ave NE, Suite 225
                                                    Bellevue, WA  98004 U.S.A.
                                                    ATTN: Chad Storey

12.6 Force  Majeure.  Interact will not be liable for, or be considered to be in
     --------------
breach of or default under this Agreement on account of any delay or failure to perform as required by this Agreement as a result of any cause or condition beyond Interact's reasonable control, so long as Interact uses all commercially reasonable efforts to avoid or remove such causes of non-performance.

12.7 Governing Law; Jurisdiction. This Agreement will be interpreted, construed,
     ---------------------------
and enforced in all respects in accordance with the local laws of the State of Washington, U.S.A without reference to its choice of law rules and not including the provisions of the 1980 U.N. Convention on Contracts for the International Sale of Goods. The parties agree to the exclusive jurisdiction of the state and federal courts located in King County, Washington.

12.8  Arbitration.  To ensure rapid and  economical  resolution  of any disputes
      -----------
which may arise under this Agreement, the parties agree that any and all disputes or controversies of any nature whatsoever, arising from or regarding the interpretation, performance, enforcement or breach of this Agreement shall be resolved by confidential, final and binding arbitration (rather than trial by jury or court or resolution in some other forum) to the fullest extent permitted by law. Any arbitration proceeding pursuant to this Agreement shall be conducted by the American Arbitration Association ("AAA") in Seattle, Washington under the then existing AAA arbitration rules. If for any reason all or part of this arbitration provision is held to be invalid, illegal, or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability will not effect any other portion of this arbitration provision or any other jurisdiction, but this provision will be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable part or parts of this provision had never been contained herein, consistent with the general intent of the parties insofar as possible.

12.9 Waiver.  The waiver by either party of any breach of any  provision of this
     -------
Agreement does not waive any other breach. The failure of any party to insist on strict performance of any covenant or obligation in accordance with this Agreement will not be a waiver of such party's right to demand strict compliance in the future, nor will the same be construed as a negation of this Agreement.

12.10  Severability.  If any part of this  Agreement  is  found  to be  illegal,
       ------------
unenforceable, or invalid, the remaining portions of this Agreement will remain in full force and effect. If any limitation or restriction on the grant of any license to Reseller under this Agreement is found to be illegal, unenforceable, or invalid, the license will immediately terminate.

12.11  Interpretation.  The parties have had an equal opportunity to participate
       --------------
in the drafting of this Agreement and the attached exhibits, if any. No ambiguity will be construed against any party based upon a claim that that party drafted the ambiguous language. The headings appearing at the beginning of several sections contained in this Agreement have been inserted for identification and reference purposes only and must not be used to construe or interpret this Agreement. Whenever required by context, a singular number will include the plural, the plural number will include the singular, and the gender of any pronoun will include all genders.

12.12  Counterparts.  This  Agreement may be executed in any number of identical
       ------------
counterparts, notwithstanding that the parties have not signed the same counterpart, with the same effect as if the parties had signed the same document. All counterparts will be construed as and constitute the same agreement. This Agreement may also be executed and delivered by facsimile and such execution and delivery will have the same force and effect of an original document with original signatures.

12.13 Entire  Agreement.  This  Agreement  supersedes,  terminates and otherwise
      -----------------
renders null and void any and all prior written and/or oral agreements between the Reseller and Interact with respect to the matters herein expressly set forth, except that nothing herein contained shall be construed as intended to relieve or release either party from its obligation to make payment of any monies which either party may owe to the other party. This Agreement represents and incorporates the entire understanding of the parties hereto with respect to the matters herein expressly set forth and each party acknowledges that there are no warranties, representations, covenants or understandings of any kind, nature or description whatsoever made by either party to the other, except as are herein expressly set forth. This Agreement may be modified only by a written instrument signed by the parties to this Agreement, which instrument makes specific reference to this Agreement and the changes to be made hereto.

12.14  Survival. The provisions of Sections 2.5 (Reservation of Rights), 6 (Term
       --------
and Termination), 8 (Intellectual Property Infringement), 9 (Product Indemnities), 10 (Limitation of Liability), and 11 (Confidentiality) shall survive the expiration of this Agreement.

12.15 Attorney Fees.   If  any legal  action,  arbitration,  mediation  or other
      -------------
proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default, or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which it or they may be entitled.

The Reseller hereby warrants and represents that the individual executing this Agreement is duly authorized and empowered to bind the Reseller. This Agreement shall be subject to acceptance by Interact through its execution in the space provided below by an authorized representative only.


IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first above written.


Reseller:Y3K Secure Enterprise Software,                InteractNetworks:
Inc.

/s/ James R. Stephens Jr.                               /s/ Chad Storey
--------------------------------                        -----------------

By: James R. Stephens Jr.                               By: Chad Storey

Title: VP Sales and Marketing                           Title: President

EXHIBIT A - PRODUCT PRICE LIST

LockDown VA Small Business Appliance price list, attached

LockDown VA Scanner and Datasafe Appliances price list, attached


Discount levels for New Sales
--------------------------------------------------------------------------------
    Level               Discount                  Annual Commitment

--------------------------------------------------------------------------------
    Gold                  40%                      $100k Annual
--------------------------------------------------------------------------------
    Silver                35%                      $50k Annual
--------------------------------------------------------------------------------
    Bronze                30%                       None
--------------------------------------------------------------------------------


Notes:

a) If the Reseller sells any Update Services before such services are required for continued operation of the Interact Solution, one half of the full discount level applies, i.e. if a reseller is enjoying the Silver Discount level of 35% on new products, then they would receive a discount rate of 17.5% on Update Services.

b) Half of the discount level applies for Extended Hardware Maintenance agreements in all cases.

c)   $120/hr for technical support for Resellers.

d) Discount level adjusted based on the annualized run rate for the previous quarter.

e)   Pricing and Discounts subject to change.

                                                                    Exhibit 10.3


                        INDEPENDENT CONSULTING AGREEMENT
                                  JASON M SMITH

         This Independent Consulting Agreement ("Agreement") is entered into effective as of the 8th day of September, 2003, by and between Y3K Secure Enterprise Software, Inc. (the "Company") and Jason M Smith ("Consultant")

                                                    Recitals
         A. WHEREAS, the Company desires to retain Consultant to provide certain Services, and Consultant desires to perform such Services for the Company as an independent contractor; and

         B. WHEREAS, the Company and Consultant wish to set forth in writing the terms of their contractual relationship;

         NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter contained, the parties agree as follows:

                                    AGREEMENT

1. Scope of Work. The Company hereby employs Consultant as an independent contractor. Consultant shall provide the following services to the Company, as requested by the President of the Company (the "Services"):

   1.1 Tasks

     1.1.1 Develop the version of the application integrating Y3K applications into the xSides space based on the project schedule outlined with approval of YTHK and acceptance by Jason Smith

     1.1.2 Advise Y3K on xSides technology and implementation with contracts outlined by Business Development.

     1.1.3 Consultant will be reporting to Cedric Griss and will be responsible for delivering weekly status reports, and other operational material as needed.

2. Term. The term of this Agreement shall be for a period of 180 days commencing on September 18, 2003. Either party may terminate this Agreement at any time upon fifteen (15) days' prior written notice. Company may also terminate this Agreement immediately in the event of Consultant's default in the performance of this Agreement or material breach of any of its provisions.

3. Consulting Fees. For the Services to be rendered by Consultant to Company pursuant to this Agreement, Consultant shall be entitled to an monthly consulting fee (the "Consulting Fee") in the amount of Ten Thousand and 00/100 DOLLARS ($10,000). The Consulting Fee shall be paid in equal semi-monthly installments on or before the first and fifteenth day of each month. In the event that this Agreement is terminated on other than the first of the month, then the Consulting Fee for that month shall be prorated as of the date of termination.

     3.1 Stock: Upon the signing of this Agreement the Consultant will receive a Stock Option grant for 50 Thousand shares as outlined in the `Option Agreement'.

4. Expenses. Consultant shall be reimbursed for all reasonable "out-of-pocket" business expenses for business travel and business entertainment incurred in connection with the performance of Services under this Agreement as approved by the President of the Company in advance; provided, however, that business expenses aggregating more than $1,000 monthly must be approved by two officers of the Company.

5. Proprietary Rights. Consultant agrees that all works, materials, presentations, programs, ideas, technologies, inventions, improvements, discoveries, processes, software designs, technical information or programs or other properties made or conceived by Consultant, and ther data and materials resulting from Services provided under this Agreement(collectively, "Works") are works-made-for-hire and the Works, including all ownership, patent rights, copyrights, trade secrets and other intellectual property rights embodied therein that all (separately and collectively the "Intellectual Properties"), shall be the sole property of Company. Consultant further agrees to execute all assignments or other documents and do all things necessary to enable Company to prosecute, perfect and enforce such right, title, and interest in all Works and to allow Company to obtain patent, trademark, service mark and/or trade name registration, or copyright protection therefor.

6. Confidentiality. Consultant recognizes and acknowledges that during the course of performing Services under this Agreement he shall have access to certain information not generally known to the public, relating to the business of Company, which may include without limitation, the existence and terms of this Agreement, customer lists, sales and business information, prospects or projections, processes, formulas, research or experimental work, work in process, trade secrets, source code, software programs owned by Company, marketing plans and procedures, Intellectual Properties (as defined in Section
6), or any other proprietary or confidential matter (collectively "Confidential Information"). Consultant recognizes and acknowledges that this Confidential Information constitutes a valuable, special and unique asset of Company, access to and knowledge of which are essential to the performance of Consultant's Services under this Agreement. Consultant acknowledges and agrees that all such Confidential Information, including without limitation that which Consultant conceives or develops, either alone or with others, at any time during the term of this Agreement, is and shall remain the exclusive property of Company and upon termination of this Agreement, no tangible form of such information or copies shall be retained by Consultant in any form. Consultant further recognizes, acknowledges and agrees that in order to enable Company to perform services for its customers, such customers may furnish to it confidential information concerning their business affairs, property, methods of operating or other data, that the goodwill afforded to Company depends upon it and its employees, contractors, agents and consultants preserving the confidentiality of such information, and that such information shall be treated as Confidential Information of Company for all purposes under this Agreement.

7. Non-disclosure. Consultant agrees that, except as directed by Company in writing or with the prior written permission of Company, Consultant shall not at any time, whether during or after his employment with Company, use or disclose to any person any Confidential Information, or permit any person to use, examine or make copies of any documents, files, data or other information sources which contain or are derived from Confidential Information, whether prepared by Consultant or otherwise coming into Consultant's possession or control.

8. Possession. Consultant agrees that upon request by Company, and in any event upon termination of this Agreement for any reason whatsoever, Consultant shall turn over to Company all documents, notes, papers, data, files, computer discs or other programs, office supplies or other material or work product in Consultant's possession or under his control, whether originals, copies or drafts, which were created pursuant to, are connected with or derived from Consultant's services to Company, or which are related in any manner to Company's business activities, training or research and development efforts, and that Consultant shall delete such information from any personal computer Consultant may have.

9. Non-competition. Consultant agrees and covenants that during the term of this Agreement and for one (1) year after termination of this Agreement for any reason, Consultant shall not, directly or indirectly: (a) solicit any employees of Company or any of Company's independent contractors to become associated with any business which is competitive with that of Company with which Consultant may be connected in any way; or (b) solicit any customer or targeted prospective customer of Company on behalf of any business which is directly competitive with any aspect of the business of Company as presently conducted or as said businesses may evolve in the ordinary course of business between the date of this Agreement and the expiration of this covenant not to compete (the "Company Business"), whether or not using any Confidential Information or (c) compete with any aspect of Company Business, whether as an owner, partner, shareholder, consultant, advisor or in any other capacity for a business which is competitive with Company Business except as noted in exhibit A

10. Injunctive Relief. Consultant acknowledges that the breach or threatened breach of the "Proprietary Rights," "Confidentiality," "Non-competition," or "Non-disclosure" or any other provisions of this Agreement would give rise to irreparable injury to Company, which injury would be inadequately compensable in money damages. Accordingly, Company may seek and obtain injunctive relief from the breach or threatened breach of any provision, requirement or covenant of this Agreement, in addition to and not in limitation of any other legal remedies which may be available. Consultant further acknowledges, agrees and stipulates that, in the event of the termination of employment with Company, Consultant's experience and capabilities are such that Consultant can obtain employment in business activities which are of a different and noncompeting nature with his activities as an Consultant of Company; and that the enforcement of a remedy hereunder by way of injunction would not prevent Consultant from earning a reasonable livelihood. Consultant further acknowledges and agrees that the covenants contained herein are necessary for the protection of Company's legitimate business interests and are reasonable in scope, content and duration since Company's business and Consultant's duties pursuant to this Agreement extend worldwide.

11. Attorneys' Fees and Costs. In the event of any dispute arising out of the subject matter of this Agreement, the prevailing party shall recover, in addition to any other damages assessed, its reasonable attorneys' fees and court costs incurred in litigating or otherwise settling or resolving such dispute whether or not an action is brought or prosecuted to judgment. In construing this Agreement, none of the parties hereto shall have any term or provision construed against such party solely by reason of such party having drafted the same.

12. Independent Contractor Status/Indemnity. Consultant acknowledges and agrees that Consultant is an independent contractor and not an agent of Company. Consultant, and any and all employees or sub-contractors of Consultant, if any, providing services pursuant to this Agreement shall not be considered employees of Company. Consultant acknowledges that Consultant is responsible to pay and agrees to pay any and all applicable federal and state self-employment taxes and fees in connection with the Services under this Agreement, and that Consultant will abide by all applicable federal, state, and local laws in connection therewith. Consultant acknowledges that Consultant shall not be entitled to participate in any employee benefit plans or other fringe benefits, which might otherwise be available to employees of Company. In the event that Company incurs any loss, cost, claim, expense or liability, including attorney fees, as a direct or indirect result of Consultant's material default under this Agreement (which specifically includes Consultant's failure to pay taxes as required in this Section or misrepresentation by Consultant of Consultant's status with respect to the Company in violation of Section 1), then Consultant agrees to indemnify, defend and hold the Company harmless from any and all such loss, cost, claim, expense or liability.

13. Governing Law. The Agreement shall be construed in accordance with the internal laws of the State of Washington applicable to contracts made and performed there. Consultant's obligations under this Agreement supplement and do not supersede the obligations imposed on Consultant by the laws of the State of Washington and the United States of America, including without limitation by the Washington Uniform Trade Secrets Act.

14. Survival. Any provision of this Agreement which imposes an obligation after termination or expiration of this Agreement (including without limitation the "Proprietary Rights" "Confidentiality," "Non-disclosure," and "Non-competition" provisions) shall survive the termination or expiration of this Agreement and be binding on Consultant and Company.

15. Severability. The invalidity or unenforceability of any provision in the Agreement shall not in any way affect the validity or enforceability of any other provision and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had never been in the Agreement. 16. Assignment. The rights of Consultant hereunder shall not be assigned or transferred without Company's prior written consent. Any assignment without Company's prior written consent shall be null and void.

17. Amendments. This Agreement may be amended at any time by mutual consent of the parties hereto, with any such amendment to be invalid unless in writing, signed by Company and Consultant.

18. Entire Agreement. This Agreement constitutes the entire agreement between the parties respecting the employment of Consultant by Company, and there are no representations, warranties or commitments, except as set forth herein.

         IN WITNESS WHEREOF, Company and Consultant have duly executed this Agreement.


COMPANY:                                                     CONSULTANT:

Y3K Secure Enterprise Software, Inc.


/s/ King Wm. Cole                                            /s/ Jason M. Smith
------------------------------------                         ------------------
By: King Wm. Cole, President                                 By: Jason M Smith
Date:  9/8/03                                                Date:  9/8/03

                                                                    Exhibit 10.4


                        INDEPENDENT CONSULTANT AGREEMENT
                               Michael K. Secright

         This Independent Consulting Agreement ("Agreement") is entered into effective as of the 8th day of September 2003, by and between Y3K Secure Enterprise Software, Inc. with offices at 108 W. Stewart Street, Puyallup WA. 98371 (the "Company") and Michael K. Secright ("Consultant")

                                    Recitals

         A. WHEREAS, the Company desires to retain Consultant to provide certain Services, and Consultant desires to perform such Services for the Company as an independent contractor; and

         B. WHEREAS, the Company and Consultant wish to set forth in writing the terms of their contractual relationship;

         NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter contained, the parties agree as follows:

                                    AGREEMENT
1. Scope of Work. The Company hereby employs Consultant as an independent contractor. Consultant shall provide the following services to the Company, as requested by the President of the Company (the "Services"):


         1.1 Deploy and manage network supporting y3k integration/development teams

         1.2 Manage and support development efforts that require sever integration and development

         1.3 Support of corporate IT operations

         1.4 Introduce third party relationships to Y3K and nurture those relationships

         1.5 Evaluate third party technology and report finding to Cedric Griss.

         1.6 Responsible for administrative duties and budget for IT operations

         1.7  Consultant   will  be  reporting  to  Cedric  Griss  and  will  be
         responsible for delivering weekly status reports, and other operational material as needed.

Consultant shall not have any authority in the performance of the Services to enter into any binding agreements, but shall only assist in negotiating strategic relationships and the like and advise the Company accordingly. The Company shall have final authority on whether to accept or reject any business arrangements or agreements negotiated by Consultant. Consultant specifically agrees that he will not at any time represent himself to be an officer or employee of the Company or in any capacity other than an independent contractor hired to assist the Company in various strategic initiatives. Consultant shall not have the power or right to hire employees or enter into agreements on behalf of the Company, terminate or modify any existing agreements, or otherwise exercise any management decisions with respect to the Company.

2. Term. The term of this Agreement shall be for a period of 180 days commencing on 8th day of September 2003. Either party may terminate this Agreement at any time upon fifteen (15) days' prior written notice. Company may also terminate this Agreement immediately in the event of Consultant's default in the performance of this Agreement or material breach of any of its provisions.

3. Consulting Fees. For the Services to be rendered by Consultant to Company pursuant to this Agreement, Consultant shall be entitled to a monthly consulting fee (the "Consulting Fee") in the amount of Seven Thousand Three Hundred and 00/100 Dollars ($ 7300.00) for the duration of this agreement and negotiated every month thereafter. The Consulting Fee shall be paid in equal semi-monthly installments on our before the first day and the 16th of each month. In the event that this Agreement is terminated on a date other than the first of the month, then the Consulting Fee for that month shall be prorated as of the date of termination. 4. Expenses. Consultant shall be reimbursed for all reasonable "out-of-pocket" business expenses for business travel and business entertainment incurred in connection with the performance of Services under this Agreement as approved by the President of the Company in advance; provided, however, that two officers of the Company must approve business expenses aggregating more than $ 100.00 monthly.

5. Proprietary Rights. Consultant agrees that all works, materials, presentations, programs, ideas, technologies, inventions, improvements, discoveries, processes, software designs, technical information or programs or other properties made or conceived by Consultant, and other data and materials resulting from Services provided under this Agreement (collectively, "Works") are works-made-for-hire and the Works, including all ownership, patent rights, copyrights, trade secrets and other intellectual property rights embodied therein that all (separately and collectively the "Intellectual Properties"), shall be the sole property of Company to the extent any Works or portions thereof are considered to be works-made-for-hire.

6. Confidentiality. Consultant recognizes and acknowledges that during the course of performing Services under this Agreement he shall have access to certain information not generally known to the public, relating to the business of Company, which may include without limitation, the existence and terms of this Agreement, customer lists, sales and business information, prospects or projections, processes, formulas, research or experimental work, work in process, trade secrets, source code, software programs owned by Company, marketing plans and procedures, Intellectual Properties (as defined in
Section 5), or any other proprietary or confidential matter (collectively "Confidential Information"). Consultant recognizes and acknowledges that this Confidential Information constitutes a valuable, special and unique asset of Company, access to and knowledge of which are essential to the performance of Consultant's Services under this Agreement. Consultant acknowledges and agrees that all such Confidential Information, including without limitation that which Consultant conceives or develops, either alone or with others, at any time during the term of this Agreement, is and shall remain the exclusive property of Company and upon termination of this Agreement, no tangible form of such information or copies shall be retained by Consultant in any form. Consultant further recognizes, acknowledges and agrees that in order to enable Company to perform services for its customers, such customers may furnish to it confidential information concerning their business affairs, property, methods of operating or other data, that the goodwill afforded to Company depends upon it and its employees, contractors, agents and consultants preserving the confidentiality of such information, and that such information shall be treated as Confidential Information of Company for all purposes under this Agreement.

7. Non-disclosure. Consultant agrees that, except as directed by Company in writing or with the prior written permission of Company, Consultant shall not at any time, whether during or after his employment with Company, use or disclose to any person any Confidential Information, or permit any person to use, examine or make copies of any documents, files, data or other information sources which contain or are derived from Confidential Information, whether prepared by Consultant or otherwise coming into Consultant's possession or control.

8. Possession. Consultant agrees that upon request by Company, and in any event upon termination of this Agreement for any reason whatsoever, Consultant shall turn over to Company all documents, notes, papers, data, files, computer discs or other programs, office supplies or other material or work product in Consultant's possession or under his control, whether originals, copies or drafts, which were created pursuant to, are connected with or derived from Consultant's services to Company, or which are related in any manner to Company's business activities, training or research and development efforts, and that Consultant shall delete such information from any personal computer Consultant may have.

9. Non-competition. Consultant agrees and covenants that during the term of this Agreement and for six (6) months after termination of this Agreement for any reason, Consultant shall not, directly or indirectly: (a) solicit any employees of Company or any of Company's independent contractors to become associated with any business which is competitive with that of Company with which Consultant may be connected in any way; or (b) solicit any customer or targeted prospective customer of Company on behalf of any business which is directly competitive with any aspect of the business of Company as presently conducted or as said businesses may evolve in the ordinary course of business between the date of this Agreement and the expiration of this covenant not to compete (the "Company Business"), whether or not using any Confidential Information, or (c) compete with any aspect of Company Business, whether as an owner, partner, shareholder, consultant, advisor or in any other capacity for a business which is competitive with Company Business except as noted in exhibit A

10. Injunctive Relief. Consultant acknowledges that the breach or threatened breach of the "Proprietary Rights," "Confidentiality," "Non-competition," or "Non-disclosure" or any other provisions of this Agreement would give rise to irreparable injury to Company, which injury would be inadequately compensable in money damages. Accordingly, Company may seek and obtain injunctive relief from the breach or threatened breach of any provision, requirement or covenant of this Agreement, in addition to and not in limitation of any other legal remedies that may be available.

11. Attorneys' Fees and Costs. In the event of any dispute arising out of the subject matter of this Agreement, the prevailing party shall recover, in addition to any other damages assessed, its reasonable attorneys' fees and court costs incurred in litigating or otherwise settling or resolving such dispute whether or not an action is brought or prosecuted to judgment. In construing this Agreement, none of the parties hereto shall have any term or provision construed against such party solely by reason of such party having drafted the same.

12. Independent Contractor Status/Indemnity. Consultant acknowledges and agrees that Consultant is an independent contractor and not an agent of Company. Consultant, and any and all employees or sub-contractors of Consultant, if any, providing services pursuant to this Agreement shall not be considered employees of Company. Consultant acknowledges that Consultant is responsible to pay and agrees to pay any and all applicable federal and state self-employment taxes and fees in connection with the Services under this Agreement, and that Consultant will abide by all applicable federal, state, and local laws in connection therewith. Consultant acknowledges that Consultant shall not be entitled to participate in any employee benefit plans or other fringe benefits, which might otherwise be available to employees of Company. In the event that Company incurs any loss, cost, claim, expense or liability, including attorney fees, as a direct or indirect result of Consultant's material default under this Agreement (which specifically includes Consultant's failure to pay taxes as required in this Section or misrepresentation by Consultant of Consultant's status with respect to the Company in violation of Section 1), then Consultant agrees to indemnify, defend and hold the Company harmless from any and all such loss, cost, claim, expense or liability.

13. Governing Law. The Agreement shall be construed in accordance with the internal laws of the State of Washington applicable to contracts made and performed there. Consultant's obligations under this Agreement supplement and do not supersede the obligations imposed on Consultant by the laws of the State of Washington and the United States of America, including without limitation by the Washington Uniform Trade Secrets Act.

14. Survival. Any provision of this Agreement which imposes an obligation after termination or expiration of this Agreement (including without limitation the "Proprietary Rights" "Confidentiality," "Non-disclosure," and "Non-competition" provisions) shall survive the termination or expiration of this Agreement and be binding on Consultant and Company.

15. Severability. The invalidity or unenforceability of any provision in the Agreement shall not in any way affect the validity or enforceability of any other provision and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had never been in the Agreement.

16. Assignment. The rights of Consultant hereunder shall not be assigned or transferred without Company's prior written consent. Any assignment without Company's prior written consent shall be null and void.

17. Amendments. This Agreement may be amended at any time by mutual consent of the parties hereto, with any such amendment to be invalid unless in writing, signed by Company and Consultant.

18. Entire Agreement. This Agreement constitutes the entire agreement between the parties respecting the employment of Consultant by Company, and there are no representations, warranties or commitments, except as set forth herein.

         IN WITNESS WHEREOF, Company and Consultant have duly executed this Agreement.


COMPANY:                                                CONSULTANT:

Y3K Secure Enterprise Software, Inc.


/s/ King Wm. Cole                                       /s/ Michael K. Secright
------------------------------------                    -----------------------
By: King Wm Cole, President                             By: Michael K. Secright
Date:  9/8/03                                           Date:  9/8/03

                                                                    Exhibit 10.5



                        INDEPENDENT CONSULTANT AGREEMENT
                                  Scott M. Owen

         This Independent Consulting Agreement ("Agreement") is entered into effective as of the 8th day o f September, 2003, by and between Y3K Secure Enterprise Software, Inc. with offices at 108 W. Stewart Street, Puyallup WA. 98371 (the "Company") and Scott M. Owen ("Consultant")

                                    Recitals

         A. WHEREAS, the Company desires to retain Consultant to provide certain Services, and Consultant desires to perform such Services for the Company as an independent contractor; and

         B. WHEREAS, the Company and Consultant wish to set forth inwriting the terms of their contractual relationship;

         NOW, THEREFORE, in consideration of the mutual covenants and promises hereinafter contained, the parties agree as follows:

                                    AGREEMENT
1. Scope of Work. The Company hereby employs Consultant as an independent contractor. Consultant shall provide the following services to the Company, as requested by the President of the Company (the "Services"):

1.1 Manage the Quality Assurance process with internal and external resources for the combined technologies of xSides and Y3K Products and Services

1.2      Develop and manage test plans creation for black box and white box test

1.3 Act as a project manager as situations dictate in the development of the bundled products and services.

1.4      Consultant   will   be  reporting  to  Cedric  Griss  and  will  be
         responsible for delivering weekly status reports, and other operational material as needed, as well as other duties as assigned.

Consultant shall not have any authority in the performance of the Services to enter into any binding agreements, but shall only assist in negotiating strategic relationships and the like and advise the Company accordingly. The Company shall have final authority on whether to accept or reject any business arrangements or agreements negotiated by Consultant. Consultant specifically agrees that he will not at any time represent himself to be an officer or employee of the Company or in any capacity other than an independent contractor hired to assist the Company in various strategic initiatives. Consultant shall not have the power or right to hire employees or enter into agreements on behalf of the Company, terminate or modify any existing agreements, or otherwise exercise any management decisions with respect to the Company.

2. Term. The term of this Agreement shall be for a period of 180 days commencing on 8th day of September. Either party may terminate this Agreement at any time upon fifteen (15) days' prior written notice. Company may also terminate this Agreement immediately in the event of Consultant's default in the performance of this Agreement or material breach of any of its provisions.

3. Consulting Fees. For the Services to be rendered by Consultant to Company pursuant to this Agreement, Consultant shall be entitled to a monthly consulting fee (the "Consulting Fee") in the amount of Six Thousand Three Hundred and 00/100 Dollars ($ 6300.00) for the duration of this agreement and negotiated every month thereafter. The Consulting Fee shall be paid in equal semi-monthly installments on our before the first day and the 16th of each month. In the event that this Agreement is terminated on a date other than the first of the month, then the Consulting Fee for that month shall be prorated as of the date of termination. 4. Expenses. Consultant shall be reimbursed for all reasonable "out-of-pocket" business expenses for business travel and business entertainment incurred in connection with the performance of Services under this Agreement as approved by the President of the Company in advance; provided, however, that two officers of the Company must approve business expenses aggregating more than $ 100.00 monthly.

5. Proprietary Rights. Consultant agrees that all works, materials, presentations, programs, ideas, technologies, inventions, improvements, discoveries, processes, software designs, technical information or programs or other properties made or conceived by Consultant, and other data and materials resulting from Services provided under this Agreement (collectively, "Works") are works-made-for-hire and the Works, including all ownership, patent rights, copyrights, trade secrets and other intellectual property rights embodied therein that all (separately and collectively the "Intellectual Properties"), shall be the sole property of Company to the extent any Works or portions thereof are considered to be works-made-for-hire.

6. Confidentiality. Consultant recognizes and acknowledges that during the course of performing Services under this Agreement he shall have access to certain information not generally known to the public, relating to the business of Company, which may include without limitation, the existence and terms of this Agreement, customer lists, sales and business information, prospects or projections, processes, formulas, research or experimental work, work in process, trade secrets, source code, software programs owned by Company, marketing plans and procedures, Intellectual Properties (as defined in Section 5), or any other proprietary or confidential matter (collectively "Confidential Information"). Consultant recognizes and acknowledges that this Confidential Information constitutes a valuable, special and unique asset of Company, access to and knowledge of which are essential to the performance of Consultant's Services under this Agreement. Consultant acknowledges and agrees that all such Confidential Information, including without limitation that which Consultant conceives or develops, either alone or with others, at any time during the term of this Agreement, is and shall remain the exclusive property of Company and upon termination of this Agreement, no tangible form of such information or copies shall be retained by Consultant in any form. Consultant further recognizes, acknowledges and agrees that in order to enable Company to perform services for its customers, such customers may furnish to it confidential information concerning their business affairs, property, methods of operating or other data, that the goodwill afforded to Company depends upon it and its employees, contractors, agents and consultants preserving the confidentiality of such information, and that such information shall be treated as Confidential Information of Company for all purposes under this Agreement.

7. Non-disclosure. Consultant agrees that, except as directed by Company in writing or with the prior written permission of Company, Consultant shall not at any time, whether during or after his employment with Company, use or disclose to any person any Confidential Information, or permit any person to use, examine or make copies of any documents, files, data or other information sources which contain or are derived from Confidential Information, whether prepared by Consultant or otherwise coming into Consultant's possession or control.

8. Possession. Consultant agrees that upon request by Company, and in any event upon termination of this Agreement for any reason whatsoever, Consultant shall turn over to Company all documents, notes, papers, data, files, computer discs or other programs, office supplies or other material or work product in Consultant's possession or under his control, whether originals, copies or drafts, which were created pursuant to, are connected with or derived from Consultant's services to Company, or which are related in any manner to Company's business activities, training or research and development efforts, and that Consultant shall delete such information from any personal computer Consultant may have.

9. Non-competition. Consultant agrees and covenants that during the term of this Agreement and for six (6) months after termination of this Agreement for any reason, Consultant shall not, directly or indirectly: (a) solicit any employees of Company or any of Company's independent contractors to become associated with any business which is competitive with that of Company with which Consultant may be connected in any way; or (b) solicit any customer or targeted prospective customer of Company on behalf of any business which is directly competitive with any aspect of the business of Company as presently conducted or as said businesses may evolve in the ordinary course of business between the date of this Agreement and the expiration of this covenant not to compete (the "Company Business"), whether or not using any Confidential Information, or (c) compete with any aspect of Company Business, whether as an owner, partner, shareholder, consultant, advisor or in any other capacity for a business which is competitive with Company Business.

10. Injunctive Relief. Consultant acknowledges that the breach or threatened breach of the "Proprietary Rights," "Confidentiality," "Non-competition," or "Non-disclosure" or any other provisions of this Agreement would give rise to irreparable injury to Company, which injury would be inadequately compensable in money damages. Accordingly, Company may seek and obtain injunctive relief from the breach or threatened breach of any provision, requirement or covenant of this Agreement, in addition to and not in limitation of any other legal remedies that may be available.

11. Attorneys' Fees and Costs. In the event of any dispute arising out of the subject matter of this Agreement, the prevailing party shall recover, in addition to any other damages assessed, its reasonable attorneys' fees and court costs incurred in litigating or otherwise settling or resolving such dispute whether or not an action is brought or prosecuted to judgment. In construing this Agreement, none of the parties hereto shall have any term or provision construed against such party solely by reason of such party having drafted the same.

12. Independent Contractor Status/Indemnity. Consultant acknowledges and agrees that Consultant is an independent contractor and not an agent of Company. Consultant, and any and all employees or sub-contractors of Consultant, if any, providing services pursuant to this Agreement shall not be considered employees of Company. Consultant acknowledges that Consultant is responsible to pay and agrees to pay any and all applicable federal and state self-employment taxes and fees in connection with the Services under this Agreement, and that Consultant will abide by all applicable federal, state, and local laws in connection therewith. Consultant acknowledges that Consultant shall not be entitled to participate in any employee benefit plans or other fringe benefits, which might otherwise be available to employees of Company. In the event that Company incurs any loss, cost, claim, expense or liability, including attorney fees, as a direct or indirect result of Consultant's material default under this Agreement (which specifically includes Consultant's failure to pay taxes as required in this Section or misrepresentation by Consultant of Consultant's status with respect to the Company in violation of Section 1), then Consultant agrees to indemnify, defend and hold the Company harmless from any and all such loss, cost, claim, expense or liability.

13. Governing Law. The Agreement shall be construed in accordance with the internal laws of the State of Washington applicable to contracts made and performed there. Consultant's obligations under this Agreement supplement and do not supersede the obligations imposed on Consultant by the laws of the State of Washington and the United States of America, including without limitation by the Washington Uniform Trade Secrets Act.

14. Survival. Any provision of this Agreement which imposes an obligation after termination or expiration of this Agreement (including without limitation the "Proprietary Rights" "Confidentiality," "Non-disclosure," and "Non-competition" provisions) shall survive the termination or expiration of this Agreement and be binding on Consultant and Company.

15. Severability. The invalidity or unenforceability of any provision in the Agreement shall not in any way affect the validity or enforceability of any other provision and this Agreement shall be construed in all respects as if such invalid or unenforceable provision had never been in the Agreement.

16. Assignment. The rights of Consultant hereunder shall not be assigned or transferred without Company's prior written consent. Any assignment without Company's prior written consent shall be null and void.

17.        Amendments.   This  Agreement may be amended  at  any  time by mutual
consent of the parties hereto, with any such amendment to be invalid unless in writing, signed by Company and Consultant.

18. Entire Agreement. This Agreement constitutes the entire agreement between the parties respecting the employment of Consultant by Company, and there are no representations, warranties or commitments, except as set forth herein.

         IN WITNESS WHEREOF, Company and Consultant have duly executed this Agreement.


COMPANY:                                                     CONSULTANT:

Y3K Secure Enterprise Software, Inc.


/s/King Wm. Cole                                             /s/ Scott M. Owen
------------------------------------                         -----------------
By: King Wm Cole, President                                  By: Scott M. Owen
Date:  9/8/03                                                Date:  9/8/03

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


/s/ King Cole
---------------
King Cole
President and CEO
April 14, 2004

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


/s/ Leon Caldwell
-----------------
Leon Caldwell
Treasurer
April 14, 2004