Form 10QSB/A
period 2003-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-04-15
CIK 1082673

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

     Currently there are three people from Karunga who are working with YTHK for the continued development of its new product and business adaptation.


In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a new note Karunga issued to the non-related party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note required monthly payments. The entire amount of the note was due and payable as of March 15, 2003 and as of December 31, 2003 the balance due under the note is approximately $460,000, including accrued interest. The note is accruing default interest at the rate of 18% per annum. Karunga is in default on the note at December 31, 2003, and it is unlikely that Karunga will be able to cure that default in the near future. However, the noteholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. As of December 31, 2003 the noteholder has made no demand to the Company for payment. When and if demand is made on the Company for payment of the amount due under the note, it is unlikely that the Company will have the resources to pay the note unless it is able to secure sufficient capital from another source or is able to re-negotiate the current note and extend the term for payment of the amount due. In any event, it is likely that a demand for payment of the note would have a serious negative effect on the Company's liquidity and would require it to divert a significant amount of its capital resources or its revenues to meet its obligation under the guarantee.


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

>From the proceeds under the Equity Line of Credit, the Company may repay its short-term loan proceeds from Cornell Capital, Inc., and continue with equity funding under the terms of the Equity Line of Credit, as funds are deemed necessary by the Company.

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

                           PART II- OTHER INFORMATION

Item 1. Legal Proceedings


We are the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court which we commenced in October 2002. In this litigation we are asserting claims against a corporation and one of its apparent principals related totheir alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The defendants have asserted a counterclaim against the company, pursuant to which they seek a money judgment against us in an unspecified amount. We have been advised by the attorney representing us in the lawsuit that he believes that the counterclaim has little or no merit. The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.



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

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                            /s/ King Cole
                                            ------------------------------------
Date:  April 14, 2004                           King Cole, President and CEO

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