Form 10KSB/A
period 2003-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-05-07
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               -----------------


                               AMENDMENT NO. 4 TO
                                   FORM 10-KSB
                               -----------------


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

                                   Yes |X|                      No |_|

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

                        55,228,562 shares of common stock
                        ---------------------------------

                                TABLE OF CONTENTS

                                                                            Page


ITEM 1:   DESCRIPTION OF BUSINESS..............................................4
ITEM 2:   DESCRIPTION OF PROPERTY.............................................12
ITEM 3:   LEGAL PROCEEDINGS...................................................13
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13
ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............14
ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14
ITEM 7:   FINANCIAL STATEMENTS................................................18
ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................37
Item 8A:  Controls and Procedures.............................................37
ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........37
ITEM 10:  EXECUTIVE COMPENSATION..............................................40
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......41
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................42
ITEM 13:  EXHIBITS AND REPORTS................................................42

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


Products

FusionPak 3.0 - Enterprise Business Suite

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

Our primary revenue model consists of a global value added reseller network where our products are distributed as packages with telecommunication and financial services. We currently license FusionPak as follows:

    - Enterprise Server Licenses -Average sale: $85,000 per module / $255,000 for the entire software package
    - Per Use Licenses - $10,000 per store module,- Individual ICS - Average individual sale $2,000

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

     MarketPortal -

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

Commerce Servers - Crowded Space:

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

- -      Blue Martini Customer Interaction System
- -      BroadVision Retail Commerce Suite
- -      IBM Websphere Commerce Suite
- -      iPlanet Commerce Application Suite
- -      Microsoft Commerce Server 2000
- -      Oracle Procure-to-Pay - $235,000

     Y3K ICS -

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

A. AffiliateTracker -

Affiliate Program Competition for AffiliateTracker:

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

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

- -        Sales and other taxes;
- -        User privacy;
- -        Pricing controls;
- -        Characteristics  and quality of products  and  services;
- -        Consumer protection;
- -        Cross-border  commerce;
- -        Libel and  defamation;
- - Copyright, trademark and patent infringement; and - - Other claims based on the nature and content of Internet materials.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of our common stock which are authorized to be issued under options granted to our officers, directors and/or employees:

-
-----------------------------------------------------------------------------------------------------------------
Plan                                      category Number of securities to
                                          Weighted average Number of securities
                                          be issued upon exercise exercise price
                                          of remaining available for of
                                          outstanding options, outstanding
                                          options, future issuance warrants and
                                          rights warrants and rights
-
-----------------------------------------------------------------------------------------------------------------
                                          (a) (b) (c)
-
-----------------------------------------------------------------------------------------------------------------
Equity  compensation  plans  approved by  2,838,887                  $.0001                   2,000,000
security holders
Equity  compensation  plans not approved  3,207,627                  $.19
by security holders
Total                                     6,046,514                  $.10                     2,000,000
-
-----------------------------------------------------------------------------------------------------------------

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


In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a promisory note Karunga issued to the nonrelated party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management in order to protect our interest as a licensee of the software. The principal amount of the note we guaranteed is $400,000 and the note requires monthly payments. The entire amount of the note was due and payable as of March 15, 2003 and as of June 30, 2003 the balance due under the note is approximately $425,000, including accrued interest. The note is accruing default interest at the rate of 18% per annum. It is unlikely that Karunga will be able to cure that default by paying the remaining principal balance and accrued interest in the near future. However, the noteholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. As of June 30, 2003, the holder of the note has made no demand to the Company for payment. When and if demand is made on the Company for payment of the amount due under the note, it is unlikely that the Company will have the resources to pay the note unless it is able to secure sufficient capital from another source or is able to re-negotiate the current note and extend the term for payment of the amount due. In any event, it is likely that a demand for payment of the note would have a serious negative effect on the Company's liquidity and would require it to divert a significant amount of its capital resources or its revenues to meet its obligation under the guarantee. The Company has expensed the principal amount of the note, $400,000, in its financials and set up the liability to the beneficiary of the note.


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


In the fiscal year ended June 30, 2003 we incurred a net loss of $1,187,150 as compared to a loss of $508,695 for the year ended June 30, 2002. The increase from 2002 to 2003 was substantially the result of expensing the cost of issuing 1,666,667 shares of our common stock for consulting services for the agreement entered into with Cornell Capital and the expense of the guarantee of the note issued by Karunga to a creditor. The Cornell Capital transaction was expensed at the fair value of $166,667 based on our stock price at the time of the contract date. Only minimum necessary obligations, as well as minimal draws, are being paid out as funds are received from equity funds and short terms loans from shareholders.


Liquidity


Since incorporation, we have funded our operations through private equity financings. As at June 30, 2003, our assets were recorded at $5,993 of which $653 was cash and $4,769 was the net book value of furniture and fixtures. Our liabilities totaled $1,703,068, consisting of a bank loan of $155,666 based on the amount of the latest notice of the balance due from a collection agency, $121,565 in defaulted equipment lease obligations, $239,475 for prior location office lease obligations, $100,000 as a termination settlement for an ex-employee, loans from shareholders of $328,500 and $357,862 in operating liabilities and the note to the Karunga creditor that was guaranteed by the Company.


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


The bank loan, defaulted equipment lease judgment, and office lease obligations are the obligations of Y3K, Inc. All of these obligations are unsecured. The Company has not guaranteed any obligations of its wholly owned subsidiary, Y3k, Inc.


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

                          ITEM 7: FINANCIAL STATEMENTS

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS
                                    RESTATED


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




Vancouver, B.C.                                              "Morgan & Company"

September 24, 2003                                        Chartered Accountants

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30
                                                                            2003           2002
                                                                        -----------    -----------
ASSETS
Current

     Cash                                                               $       653    $    10,722
                                                                        -----------    -----------

PROPERTY AND EQUIPMENT
     Computer equipment                                                      15,251         15,251
     Office furniture and fixtures                                            5,432          5,432
                                                                        -----------    -----------
                                                                             20,683         20,683
     Less:  Accumulated depreciation and amortization                        15,914         11,179
                                                                        -----------    -----------
                                                                              4,769          9,504
                                                                        -----------    -----------
                                                                        -----------    -----------
                                                                        $     5,422    $    20,226
                                                                        -----------    -----------
LIABILITIES

Current
     Accounts payable and accrued liabilities                           $   697,337    $   498,463
     Loans payable (Note 4)                                                 884,166        168,166
     Current portion of capital lease obligations (Note 5)                  121,565        121,565
                                                                        -----------    -----------
                                                                          1,703,068        788,194
                                                                        -----------    -----------
             COMMITMENTS AND CONTINGENCIES (Notes 6, 8, and 11)

STOCKHOLDERS' DEFICIENCY
Share Capital
     Authorized:
         200,000,000 common shares, par value $0.001 per share
         100,000,000 Series A preferred shares, no par value

     Issued and outstanding
          52,050,605 common shares at June 30, 2003 and
          42,518,500 common shares at June 30, 2002                          52,050         42,519
                     0 Series A preferred shares at June 30, 2003 and
                     0 Series A preferred shares at June 30, 2002                --             --
     Share subscriptions receivable                                            (571)            --

     Additional paid-in capital                                           2,741,023      2,492,511

Deficit Accumulated During The Development Stage                         (4,490,148)    (3,302,998)
                                                                        -----------    -----------
                                                                         (1,697,646)      (767,968)
                                                                        -----------    -----------

                                                                        $     5,422    $    20,226
                                                                        ===========    ===========

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     INCEPTION MARCH
                                                                      YEARS ENDED       19 1999 TO
                                                                        JUNE 30          JUNE 30
                                                           2003           2002             2003
----------------------------------------------------------------------------------------------------
                      Revenues                         $      2,389    $      1,750    $    138,833
                                                       ------------    ------------    ------------

                      Expenses
    Consulting services                                     576,271          34,267       1,407,361
    Guarantee of Karunga note                               400,000                         400,000
    Salaries, wages and benefits                                 --          98,228         675,344
    Database design                                              --           2,500         222,138
    Professional fees                                        80,552          55,925         290,508
    Technical services                                        9,863           8,450         167,835
    Travel and entertainment                                 31,430          20,489         194,018
    Rent                                                     10,350         215,793         443,712
    Office supplies                                           7,966           5,198          66,207
    Computer supplies                                           738             368          44,732
    Telephone                                                13,815           7,417          78,217
    Transfer agent                                            5,299           5,488          10,787
    Professional development                                  4,481          40,000          73,549
    Advertising and promotion                                11,449              --          41,187
    Printing and reproduction                                   332          20,853          53,015
    Miscellaneous                                                --           1,651          21,442
    Depreciation and amortization                             4,735           4,738          38,743
    Insurance                                                    --           3,889          40,416
    Taxes and licenses                                          654             172          14,274
    Dues, subscriptions and publications                         --              --          12,106
    Equipment rental and repair                               1,000              --           4,813
    Postage and delivery                                      2,236           1,127           6,806
    Write off leasehold improvements                             --              --          14,881
    Write off notes receivable                                   --              --          48,000
    Write off Investment                                         --              --          25,000
    Write off deposit                                            --          25,000          25,000
    Loss from default under equipment leases                     --              --         142,955

                                                          1,161,171         551,553       4,563,046


                   Operating Loss                        (1,158,782)       (549,803)     (4,424,213)


               Other Income (Expense)
               INTEREST (EXPENSE) RECOVERY                  (28,368)         41,019         (51,165)
                     INTEREST INCOME                             --              89          10,973

                                                            (28,368)         41,108         (40,192)
                                                       ------------    ------------    ------------

               Net Loss For The Year                   $ (1,187,150)   $   (508,695)   $ (4,464,405)
                                                       ------------    ------------    ------------
          Basic And Diluted Loss Per Share             $      (0.02)   $      (0.01)
                                                       ------------    ------------
Weighted Average Number Of Common Shares Outstanding
                                                         48,120,644      41,653,500
                                                       ------------    ------------

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                INCEPTION
                                                                                                 MARCH 19
                                                                      YEARS ENDED                1999 TO
                                                                        JUNE 30                  JUNE 30
                                                                   2003              2002          2003
-----------------------------------------------------------------------------------------------------------
                Cash Flows From Operating Activities
     Net loss                                                    $(1,187,150)   $  (508,695)   $(4,464,405)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM OPERATING
  ACTIVITIES
     Fair value of unpaid compensation                                    --         96,000         96,000
     Depreciation and amortization                                     4,735          4,738         38,743
     Write off leasehold improvements                                     --             --         14,881
     Write off loan guarantee and notes receivable                   400,000             --        448,000
     Write off investment                                                 --             --         25,000
     Loss from default under equipment leases                             --             --        142,955
     Stock issued for other than cash                                182,267             --        300,394

     Change in assets and liabilities:
         Accounts payable and accrued liabilities                    198,874        206,025        756,371
                                                                 -----------    -----------    -----------
                                                                    (401,274)      (201,932)    (2,642,061)
                                                                 -----------    -----------    -----------

Cash Flows From Investing Activities
     Purchase of equipment and property                                   --             --       (151,470)
     Advances on notes receivable                                         --             --        (40,000)
     Investment in Humanicom, Inc.                                        --             --        (25,000)
                                                                 -----------    -----------    -----------
                                                                          --             --       (216,470)
                                                                 -----------    -----------    -----------

Cash Flows From Financing Activities
     Loan payable                                                    316,000          8,528        484,166
     Principal payments on capital lease obligations                      --             --        (20,970)
     Issuance of common stock                                            776        202,500        204,926
     Issuance of preferred stock                                          --             --      2,116,633
     Share subscriptions receivable                                     (571)            --           (571)
     Capital contributions by shareholders                            75,000             --         75,000
                                                                 -----------    -----------    -----------
                                                                     391,205        211,028      2,859,184
                                                                 -----------    -----------    -----------

Net Increase (Decrease) In Cash And Cash Equivalents                 (10,069)         9,096            653

Cash And Cash Equivalents, Beginning Of Year                          10,722          1,626             --
                                                                 -----------    -----------    -----------

Cash And Cash Equivalents, End Of Year                           $       653    $    10,722    $       653
                                                                 ===========    ===========    ===========

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                  JUNE 30, 2003


                                                    COMMON STOCK                               PREFERRED STOCK
                                ----------------------------------------------------- ----------------------------------
                                     NUMBER                             SHARE             NUMBER
                                       OF                           SUBSCRIPTIONS           OF
                                     SHARES          AMOUNT          RECEIVABLE           SHARES           AMOUNT
                                ----------------- -------------- -------------------- --------------- ------------------ -
Balance, June 30, 2001                     12,789,792    $    1,279

Conversion of Series A
  preferred stock                           5,291,582           529
----------------------------------------   ----------    ----------    ----------   ----------    ----------    ----------
                                                                                                                18,081,374
Adjustment to number of
  shares issued and
  outstanding as a result of
  the acquisition of Y3K
  Incorporated
     Y3K Incorporated                      (18,081,374)      (1,808)
     Y3K Secure Enterprise
       Software, Inc.
                                                                                                                27,688,500
Fair value of shares issued
  in connection with the
  acquisition of Y3K
  Incorporated                             13,100,000        13,100
Net asset deficiency of legal
  parent at date of reverse
  take-over transaction
                                                                                                                        --
Issuance of common stock for
  cash                                      1,730,000         1,730
Fair value of unpaid
  compensation                                     --            --
Net loss                                           --            --
----------------------------------------   ----------    ----------    ----------   ----------    ----------    ----------

Balance, June 30, 2002                     42,518,500        42,519



                                                         DEFICIT
                                                       ACCUMULATED
                                    ADDITIONAL          DURING THE
                                     PAID-IN           DEVELOPMENT
                                     CAPITAL              STAGE               TOTAL
                                 ------------------ ------------------- ------------------

Balance, June 30, 2001                             $       --     5,291,582   $2,116,633   $  118,618   $(2,768,560) $ (532,030)

Conversion of Series A
  preferred stock                                          --    (5,291,582)  (2,116,633)   2,116,104           --           --
--------------------------------     ----------    ----------    ----------   ----------   ----------   ----------   ----------
                                          1,808            --            --           --    2,234,722   (2,768,560)    (532,030)
Adjustment to number of
  shares issued and
  outstanding as a result of
  the acquisition of Y3K
  Incorporated
     Y3K Incorporated                                      --            --           --   (2,234,722)          --   (2,236,530)
     Y3K Secure Enterprise
       Software, Inc.
                                         27,689            --            --           --    2,208,841           --    2,236,530
Fair value of shares issued
  in connection with the
  acquisition of Y3K
  Incorporated                                             --            --           --      (13,100)          --           --
Net asset deficiency of legal
  parent at date of reverse
  take-over transaction
                                             --            --            --           --           --      (25,743)     (25,743)
Issuance of common stock for
  cash                                                     --            --           --      200,770           --      202,500
Fair value of unpaid
  compensation                                             --            --           --       96,000           --       96,000
Net loss                                                   --            --           --           --     (508,695)    (508,695)
--------------------------------     ----------    ----------    ----------   ----------   ----------   ----------   ----------

Balance, June 30, 2002                                     --            --           --    2,492,511   (3,302,998)    (767,968)

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIENCY)(Continued)

                                  JUNE 30, 2003


                                      COMMON STOCK                           PREFERRED STOCK
                            ------------------------------------------------------------------------
                                NUMBER                       SHARE           NUMBER
                                  OF                      SUBSCRIPTIONS        OF
                                SHARES        AMOUNT       RECEIVABLE        SHARES       AMOUNT
                            -----------    -----------    -----------     -----------   -----------

Balance, June 30, 2002       42,518,500    $    42,519    $        --     $        --   $        --

Issue of common stock for
  services                    1,786,667          1,786             --              --            --
Common shares returned to
  treasury                      (15,675)           (16)            --              --            --
Issue of common stock for
  options exercised           7,761,113          7,761           (571)             --            --
Contributed capital by
  shareholders                       --             --             --              --            --
Net loss                             --             --             --              --            --
                            -----------    -----------    -----------     -----------   -----------

Balance, June 30, 2003       52,050,605    $    52,050    $      (571)    $        --   $        --
                            ===========    ===========    ===========     ===========   ===========



                                              DEFICIT
                                            ACCUMULATED
                                ADDITIONAL  DURING THE
                                  PAID-IN   DEVELOPMENT
                                  CAPITAL      STAGE          TOTAL
                             -----------    -----------    -----------

Balance, June 30, 2002       $ 2,492,511    $(3,302,998)   $  (767,968)

Issue of common stock for
  services                       180,481             --        182,267
Common shares returned to
  treasury                            16             --             --
Issue of common stock for
  options exercised               (6,985)            --            205
Contributed capital by
  shareholders                    75,000             --         75,000
Net loss                              --     (1,187,150)    (1,187,150)
                             -----------    -----------    -----------

Balance, June 30, 2003       $ 2,741,023    $(4,490,148)   $(1,697,646)
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
                                                           ==============

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 2003 AND 2002

4. LOANS PAYABLE

                                                  2003       2002
                                                --------   --------

The loan is unsecured, payable on demand,
with interest at 10% per annum (a)              $155,666   $155,666

These loans are unsecured, payable on demand,
with interest at 12% per annum                   328,500     12,500

Third party loan guaranteed by Company           400,000          0
                                                --------   --------
                                                $884,166   $168,166
                                                ========   ========


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

(c) Loan was generated by Karunga Technologies, Inc., to a creditor. The Company guaranteed this loan in order to release all liens against the ICS technology that the Company has currently under a license agreement.

5.    CAPITAL LEASE OBLIGATIONS

      During the year ended June 30, 2001, the Company defaulted under its obligations and the leased property was repossessed. The lessor has obtained a judgment in the amount of $121,565 which has been recorded in full in the accounts.

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


7. SUPPLEMENTAL CASH FLOW DISCLOSURES

     Non-cash investing and financing activities consisted of:

                                        2003           2002
                                    -------------   ----------
Conversion of preferred stock
to common stock                     $          --   $2,116,633
                                    =============   ==========

Common stock issued for services    $     182,267   $       --
                                    =============   ==========

Fair value of unpaid compensation   $          --   $   96,000
                                    =============   ==========

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


8.    RELATED PARTY TRANSACTIONS

      Consulting Fees

      The  Company  has   consulting   agreements   with  its   President,   its
      VP/Secretary, its Treasurer and a major shareholder. Consulting fees earned by these persons for the year ended June 30, 2002 totaled $192,000 (2002 - $104,000) paid. During the year ended June 30, 2003 the agreements provided for monthly, non-accruing compensation at the rate of $5,000 per month per person. During the year the Company did not pay all the consulting fees due under the terms of the contracts. The unpaid fees were expensed and credited to additional paid in capital. Commencing July 1, 2003, the consulting agreements were modified to a reduced monthly rate of $4,000 per month per person with the provision that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining satisfactory cash flows from funding sources or from a revenue stream, the Board of Directors would renegotiate the base rate on the consulting agreements. Unpaid consulting fees to stockholder/officers at June 30, 2003 are as follows:

      Mr. King Cole, President and CEO                   $ 29,100
      Mr. Jim Stephens, VP/Secretary                     $ 23,540
      Mr. Leon Caldwell, Treasurer                       $ 35,000
      Mr. Jeffrey Haberman, shareholder                  $ 17,990
                                                         --------
          Total unpaid consulting fees                   $105,630
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002



9.    INCOME TAXES

      The provision for deferred income taxes results from temporary differences between financial statement and taxable income. Deferred taxes are classified as current or non-current based on the expected period of realization. The nature and components of temporary differences are as follows:

      Deferred tax assets
           Net operating losses carried forward                 $   1,111,800
           Less:  Valuation allowance                              (1,111,800)
                                                                --------------

                                                                $          --
                                                                ==============

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

      Changes in outstanding stock options are as follows:

                                                                                    PRICE        WEIGHTED
                                                                      SHARES        RANGE         AVERAGE
                                                                    ----------   -------------   ---------
      Balance, June 30, 2000                                             8,750   $        0.40   $   0.40

      Granted                                                       13,484,072     0.0001-0.40       0.02
      Exercised                                                             --              --         --
      Forfeited                                                             --              --         --
                                                                    ----------   -------------   ---------
      Balance, June 30, 2001                                        13,492,822   0.0001-0.40         0.02

      Granted                                                          531,667   0.30-0.40           0.38
      Exercised                                                             --              --         --
      Forfeited                                                             --              --         --
                                                                    ----------   -------------   ---------
      Balance, June 30, 2002                                        14,024,489   0.0001-0.40         0.03



                                                                                       PRICE            WEIGHTED
                                                                   SHARES              RANGE            AVERAGE

                                                                    ----------   -------------   ---------
      Balance, June 30, 2002                                        14,024,489  $ 0.0001-0.40    $    0.03

      Granted                                                        1,933,138     0.03-0.105         0.05
      Exercised                                                     (7,761,113)      0.0001         0.0001
      Expired                                                         (150,000)       0.20            0.20

                                                                    ----------   -------------   ---------

      Balance, June 30, 2003                                         8,046,514  $ 0.0001-0.40    $    0.08
                                                                    ======================================

     As at June 30, 2003, stock options outstanding are as follows:

             OUTSTANDING OPTIONS                        EXERCISABLE OPTIONS                     UNEXERCISABLE
OPTIONS
-
-----------------------------------------------------------------------------------------------------------------------

                                WEIGHTED                                     WEIGHTED                        WEIGHTED
    PRICE                       AVERAGE           PRICE                      AVERAGE    PRICE               AVERAGE
    RANGE          NUMBER       PRICE             RANGE       NUMBER         PRICE      RANGE    NUMBER      PRICE
-----------------------------------------------------------------------------------------------------------------------
$   0.0001      4,838,887  $    0.0001      $   0.0001       2,838,887     $   0.0001    $0.0001     2,000,000
$   0.0001
 0.03-0.40      3,207,627         0.19       0.03-0.40       3,207,627           0.19

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

Loan Guarantee


The Company has guaranteed a note payable by Karunga Technologies Corporation to arm's length third parties, which, together with accumulated interest to June 30, 2003, totaled approximately $425,000. The note was due March 31, 2003, however, to date, the lenders have taken no action with regard to the guarantee. The Guarantee and the note are unsecured obligations. The Company believes that in the event it is required to make any payment to the third party holders of the promissory note, it would have recourse against Karunga Technologies Corporation for any amounts paid under the guarantee on behalf of Karunga. There is no written agreement providing for such recourse, but the Company believes that under both Washington state law and Utah state law it would have recourse against Karunga. The Company has expensed the principal amount of the note, $400,000, in its financials and set up the liability to the beneficiary of the note.

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

                                                  Number     Transactions   Known Failures
                                                  Of  late   Not Timely     To File a
Name and principal position                       Reports    Reported       Required Form
----------------------------------------------    -----------   -------------- --------------
King Cole                                             1           1             1
(President and director)
James Stephens                                        1           1             1
(VP/Secretary and director)
Stanley Stone                                         1           1             1
(Director)
Shannon James Smith                                   1           1             1
(Director)
Leon Caldwell                                         1           1             1
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



                                               Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------------------------------------
                                                         Individual Grants
            (a)                        (b)                                   (c)                      (d)                 (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                     % of Total Options/SARs      Exercise or
                              Number of Securities Underlying   Granted to Employees in Fiscal    Base Price
            Name                  Options/SARs Granted (#)                   Year                   ($/Sh)
Expiration Date
            CEO                             None                              0%
-
--------------------------------------------------------------------------------------------------------------------------------
       Shannon Smith,              600,000 common shares                     100%
$0.04            11/1/07
   Chairman of the Board
-
--------------------------------------------------------------------------------------------------------------------------------


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


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            -------------
            King Cole
            President and a Director
            Date:  May 7, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Shane Smith
            -----------------
            Shane Smith
            Director
            Date:   May 7, 2004

By          /s/ Steven Forbes
            -----------------
            Stephen Forbes
            Director
            Date:  May 7, 2004

By          /s/ Frank Maros
            --------------------
            Frank Maros
            Director
            Date:  May 7, 2004

By          /s/ Leon Caldwell
            -----------------
            Leon Caldwell
            Treasurer
            Date:  May 7, 2004