Form 10QSB/A
period 2003-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-05-07
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to

                         Commission File Number 0-26709


                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
       -----------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


           Nevada                                         98-0201259
 ---------------------------------             --------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                800 Bellevue Way NE, Suite 600, Bellevue, WA  98004
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


                               SEPTEMBER 30, 2003
                                    RESTATED

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30          JUNE 30
                                                                                    2003                2003
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash                                                                    $         24,380    $            653
     Lease security deposit                                                             3,165                   -

CAPITAL ASSETS                                                                          3,585               4,769
                                                                             ---------------------------------------

                                                                             $         31,130    $          5,422
====================================================================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                                $        689,357    $        697,337
     Loans payable Note 3                                                             951,166             884,166
     Current portion of capital lease obligations                                     121,565             121,565
                                                                             ---------------------------------------
                                                                                    1,762,088           1,703,068
                                                                             ---------------------------------------

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
     Authorized:
         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:
          56,919,850 common shares at September 30, 2003 and 52,050,605
          common shares at June 30, 2003                                               56,920              52,050

   Share subscriptions receivable                                                        (571)               (571)

    Additional paid-in capital                                                      2,929,387           2,741,023

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (4,716,694)         (4,490,148)
                                                                             ---------------------------------------
                                                                                   (1,730,958)         (1,697,646)
                                                                             ---------------------------------------

                                                                             $         31,130    $          5,422
====================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


---------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                   INCEPTION TO
                                                                    SEPTEMBER 30                    SEPTEMBER 30
                                                              2003                 2002                 2003
---------------------------------------------------------------------------------------------------------------------

REVENUES                                              $              --    $              --    $        138,833

EXPENSES                                                        216,548              166,831          (4,779,594)
                                                      ---------------------------------------------------------------

OPERATING LOSS                                                 (216,548)            (166,831)         (4,640,760)

OTHER INCOME (EXPENSE)                                           (9,998)                   0             (50,190)
                                                      ---------------------------------------------------------------

NET LOSS FOR THE PERIOD                               $        (226,546)   $        (166,831)   $     (4,690,950)
=====================================================================================================================


NET LOSS PER SHARE                                    $             .01    $            .01
===============================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         54,485,225          42,518,500
===============================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED       INCEPTION
                                                                                                MARCH 19
                                                                                                 1999 TO
                                                                        SEPTEMBER 30           SEPTEMBER 30
                                                                     2003           2002           2003
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $  (226,546)   $  (166,831)   $(4,690,951)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM OPERATING
  ACTIVITIES
     Fair value of unpaid compensation                                    --             --         96,000
     Depreciation and amortization                                     1,184          1,184         39,927
     Write off leasehold improvements                                     --             --         14,881
     Write off Karunga note guarantee                                                              400,000
     Write off notes receivable                                           --             --         48,000
     Write off investment                                                 --             --         25,000
     Loss from default under equipment leases                             --             --        142,955
     Stock issued for other than cash                                143,844             --        444,238
     Lease Deposit                                                    (3,165)            --         (3,165)
     Change in assets and liabilities:
         Accounts payable and accrued liabilities                     (7,980)       161,955        748,391
                                                                 -----------------------------------------
                                                                     (92,663)        (3,692)    (2,734,724)
                                                                 -----------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
                                                                          --             --       (151,470)
     Purchase of equipment and property
                                                                          --             --        (40,000)
     Advances on notes receivable
                                                                          --             --        (25,000)
     Investment in Humanicom, Inc.
                                                                 -----------------------------------------
                                                                          --             --       (216,470)
                                                                 -----------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
                                                                      67,000             --        551,166
       Loans payable
                                                                          --             --           (571)
       Share Subscriptions receivable
                                                                          --             --        (20,970)
       Principal payments on capital lease obligations
                                                                      49,390             --        254,316
       Issuance of common stock for cash
                                                                          --             --      2,116,633
       Issuance of preferred stock
                                                                          --             --         75,000
       Capital Contribution by Shareholder
                                                                 -----------------------------------------
                                                                     116,390             --      2,975,574
                                                                 -----------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  23,727         (3,692)        24,380

                                                                         653         10,722             --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                 -----------------------------------------

                                                                 $    24,380    $     7,030    $    24,380
CASH AND CASH EQUIVALENTS, END OF PERIOD
==========================================================================================================

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
                                                =========

3.    LOANS PAYABLE

      The Loans Payable are due to various entities and individuals as follows:


      Loans from shareholders with unsecured demand notes
      at 12% per annum                                                $322,500
      Loan due to bank - defaulted in year 2001 (unsecured)            155,666
      Loan due to Cornell Capital, Inc. *                               50,000
      Loan due to private party                                         20,000
      Loan due as guarantor to creditor of Karunga Technologies, Inc.  400,000
---------------------------------------------------------------------
                                                                      --------
           Total Loans Payable                                        $951,166
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

With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants. Without sufficient revenues, we will continue limiting our employees to our president, vice-president/secretary, officemanager and receptionist.

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

Since incorporation, we have funded our operations through private loans and equity financings. As at September 30, 2003, our assets were recorded at $31,130 consisting of cash of $24,380, a lease deposit on new space of $3,165 and capital assets of $3,585. Our liabilities totaled $1,762,088, consisting of $689,357 in accounts payable and accrued liabilities, loans payable of $951,166, including the note to the Karunga creditor that was guaranteed by the Company, and lease obligations of $121,565 from a prior office space leased by the Company.

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

The bank loan, defaulted equipment lease judgment, and office lease obligations are the obligations of Y3K, Inc. All of these obligations are unsecured. Y3K Secure Enterprise Software, Inc., has not guaranteed or otherwise obligated itself for any of the obligations of Y3k, Inc

Item 3.     Controls and Procedures

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
                                     Number of                                Date of
        Person/Class                  Shares       Cash Consideration       Transaction        Other Consideration
        -------------------------------------------------------------------------------------------------------------

        Accredited Individual            200,000        $7,595.00          July 24, 2003
        Accredited Individual            200,000        $7,595.00          July 24, 2003
        Accredited Individual            131,597        $5,000.00          July 24, 2003
        Accredited Individual            200,000        $3,600.00          Aug  22, 2003
        Accredited Individual            200,000        $3,600.00          Aug  22, 2003
        Accredited Individual            166,667                           Sept 26, 2003     Cancellation  of $3,000
                                                                                              note
        Accredited Individual            100,000       $14,000.00          Sept 26, 2003
        Accredited Individual             35,714        $5,000.00          Sept 26, 2003
                                       ----------      ----------
                                       1,233,978       $46,390.00                            $3,000.00

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

         The table below summarizes the common shares issued for services:

        =============================================================================================================
                                   Number of       Consideration/Value          Date of            Description of
        Person/Class                Shares             of Services            Transaction        Services Rendered
        -------------------------------------------------------------------------------------------------------------
        Individual                        30,000       $    900.00       August 22, 2003        Introduction to
                                                                                                Software Company
        Corporation                      270,155       $ 24,812.00       August 22, 2003        Promotional campaign
        Individual                        24,000       $  1,200.00       August 22, 2003        Technical Services
        Attorney                         100,000       $  1,800.00       August 26, 2003        Legal Fees
        Attorney                         100,000       $  1,800.00       August 26, 2003        Legal Fees
        Cornell Capital                1,555,556       $113,332.00       Sept   16, 2003         Commitment Fee
                                       ---------       -----------
                                       2,079,711       $143,844.00
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

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits


Exhibit No.  Description                                       Location
-----------  -----------                                       --------

10.1         Agreement dated September 3, 2003 between Y3      Provided herewith
             Secure Enterprise Software, Inc. and xSides
             Corporation

10.2         Agreement dated June 6, 2003 between Y3           Provided herewith
             Secure Enterprise Software, Inc. and
             InteractNetworks, Inc.

10.3         Consulting Agreement dated September 8, 2003      Provided herewith
             Provided herewith between Y3K Secure Enterprise
             Software, Inc. and Jason M. Smith

10.4         Consulting Agreement dated September 8, 2003      Provided herewith
             Provided herewith between Y3K Secure Enterprise
             Software, Inc. and Michael K. Secright

10.5         Consulting Agreement dated September 8, 2003      Provided herewith
             Provided herewith between Y3K Secure Enterprise
             Software, Inc. and Scott Owen

31.1         Certification of the Chief Executive Officer      Provided herewith
             Provided herewith Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                           Y3K SECURE ENTERPRISE SOFTWARE, INC.

DATE:  May 7, 2004                         /s/ King Cole
                                           --------------------------------
                                           King Cole, President and CEO and
                                           Authorized Signer