Form 10QSB/A
period 2003-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-05-07
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 2 to
                                   FORM 10-QSB
                                   -----------


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period          to


                        Commission File Number OOO-26709

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    RESTATED

                                DECEMBER 31, 2003

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31     JUNE 30
                                                                             2003          2003
                                                                         -----------    -----------
ASSETS

CURRENT

     Cash                                                                $     2,813    $       653
      Lease Security Deposit                                                   3,165             --
                                                                         -----------    -----------
            TOTAL CURRENT ASSETS                                               5,978            653

CAPITAL ASSETS                                                                 2,401          4,769
                                                                         -----------    -----------
                                                                         $     8,379    $     5,422
                                                                         ===========    ===========
LIABILITIES

CURRENT

     Accounts payable and accrued liabilities                            $   612,038    $   697,337
     Loans payable - Note 3                                                1,048,166        884,166
     Capital lease obligations                                               121,565        121,565
                                                                         -----------    -----------
            TOTAL CURRENT LIABILITIES                                      1,781,769      1,703,068
                                                                         -----------    -----------

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL

     Authorized:

         200,000,000 common shares, par value $0.001 per share

    Issued and outstanding:

          69,456,640 common shares at December 31, 2003 and 52,050,605
          June 30, 2003                                                       69,457         52,050
    Share subscriptions receivable                                           (15,280)          (571)
    Additional paid-in capital                                             3,905,145      2,741,023

DEFICIT                                                                   (5,732,712)    (4,490,148)
                                                                         -----------    -----------

                                                                          (1,758,110)    (1,697,646)

                                                                         -----------    -----------

                                                                         $     8,379    $     5,422
                                                                         ===========    ===========

                        Y3K SECURE ENTERPRISE SOFTWARE, INC.
                              (A Development Stage Company)


                     CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                                        THREE MONTHS ENDED             SIX MONTHS ENDED        INCEPTION TO
                                           DECEMBER 31                    DECEMBER 31           DECEMBER 31
                                           -----------                    -----------           -----------
                                       2003            2002           2003           2002           2003
                                       ----            ----           ----           ----           ----

Revenues                                     --            431             --            431        138,833

Expenses                                994,209        342,014      1,210,757        508,845      5,773,803
                                    -----------    -----------    -----------    -----------    -----------

Operating Loss                         (994,209)      (341,583)    (1,210,757)      (508,414)    (5,634,970)

Other Income (Expense)                  (21,809)            --        (31,807)            --        (71,999)
                                    -----------    -----------    -----------    -----------    -----------

Net Loss For Period                  (1,016,018)      (341,583)    (1,242,564)      (508,414)    (5,706,969)
                                    ===========    ===========    ===========    ===========    ===========

Net Loss Per Share                  $      (.02)           NIL    $      (.02)   $      (.01)
                                    ===========    ===========    ===========    ===========

Weighted Average Number of Common
Shares Outstanding                   63,188,245     51,946,280     63,188,245     51,946,280
                                    ===========    ===========    ===========    ===========

                           Y3K SECURE ENTERPRISE SOFTWARE, INC.
                               (A Development Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                               INCEPTION
                                                                                                                MARCH 19
                                                       THREE MONTHS ENDED             SIX MONTHS ENDED          1999 TO
                                                           DECEMBER 31                   DECEMBER 31           DECEMBER 31
                                                      2003           2002           2003           2002           2003
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                      $(1,016,018)      (341,583)    (1,242,564)      (508,414)    (5,706,969)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  FROM OPERATING ACTIVITIES

     Fair value of unpaid compensation                      --             --         96,000
     Depreciation and amortization                       1,184          1,184          2,368          2,368         41,111
     Write off leasehold improvements                       --         14,881
     Guarantee of Karunga note                                                                                     400,000
     Write off notes receivable                             --             --         48,000
     Write off investment                                   --             --         25,000
     Loss from default under equipment leases               --             --        142,955
     Stock issued for other than cash                  682,514        166,667        826,358        166,667      1,126,752
     Lease deposit                                          --             --         (3,165)            --         (3,165)
      Change in payables and accrued liabilities       (48,265)       151,570        (56,245)       313,525        700,126
                                                   -----------    -----------    -----------    -----------    -----------
                                                      (380,585)       (22,162)      (473,248)       (25,854)    (3,115,309)
                                                   -----------    -----------    -----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of equipment and property                     --             --       (151,470)
     Advances on notes receivable                           --             --             --             --        (40,000)
     Investment in Humanicom, Inc.                          --             --             --             --        (25,000)
                                                   -----------    -----------    -----------    -----------    -----------
                                                            --             --             --             --       (216,470)
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Loans payable                                    97,000             --        164,000             --        648,166
       Share subscriptions receivable                  (14,709)          (571)       (14,709)          (571)       (15,280)
       Principal payments on capital leases                 --             --             --             --        (20,970)
       Capital contribution from Shareholder                --         75,000             --         75,000         75,000
       Issuance of common stock for cash               276,727            776        326,117            776        531,043
       Advance on purchase of Karunga                  (50,000)       (50,000)            --
       Issuance of preferred stock                          --             --             --             --      2,116,633
                                                   -----------    -----------    -----------    -----------    -----------
                                                       359,018         25,205        475,408         25,205      3,334,592
                                                   -----------    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (21,567)         3,043          2,160           (649)         2,813
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          24,380          7,030            653         10,722             --
                                                   -----------    -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $     2,813         10,073          2,813         10,073          2,813
                                                   ===========    ===========    ===========    ===========    ===========

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
                                                    ==============


3.    LOANS PAYABLE

      The Loans Payable are due to various entities and individuals as follows:

     The Loans Payable are due to various entities and individuals as follows:

     Loans from shareholders with unsecured demand notes at 12% per annum                               $322,500

     Loan due to bank - defaulted in year 2001 (unsecured)                                               155,666

     Loan due to Cornell Capital, Inc. *                                                                 150,000

     Loan due as guarantor to creditor of Karunga Technologies, inc.                                     400,000

     Loan due to private party                                                                            20,000
                                                                                                       ---------

          Total Loans Payable                                                                         $1,048,166
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

In an effort to accommodate Karunga, and protect our current interest as the licensee of the ICS software, we advanced $50,000 to a non-related party to which Karunga has a substantial liability for a residual payment due for certain core technology of its ICS system. We advanced the $50,000 in order to keep the technology from being seized by said party. In addition to the cash payment we also agreed to act as guarantor on a new note Karunga issued to the non-related party. Since we view Karunga's ICS system as a core element of our Fusion - Pak suite of networking computer related services, the advance and note guarantee were deemed necessary and appropriate by our management. The principal amount of the note we guaranteed is $400,000 and the note required monthly payments. The entire amount of the note was due and payable as of March 15, 2003 and as of December 31, 2003 the balance due under the note is approximately

$460,000, including accrued interest. As of June 30, 2003 the Company has expensed the principal amount of the note, $400,000, in its financials and set up the liability to the beneficiary of the note. The note is accruing default interest at the rate of 18% per annum. Karunga is in default on the note at December 31, 2003, and it is unlikely that Karunga will be able to cure that default in the near future. However, the noteholder has indicated a willingness to wait for a reasonable period of time to allow us to obtain a cash infusion in order to make additional payment under the note. As of December 31, 2003 the noteholder has made no demand to the Company for payment. When and if demand is made on the Company for payment of the amount due under the note, it is unlikely that the Company will have the resources to pay the note unless it is able to secure sufficient capital from another source or is able to re-negotiate the current note and extend the term for payment of the amount due. In any event, it is likely that a demand for payment of the note would have a serious negative effect on the Company's liquidity and would require it to divert a significant amount of its capital resources or its revenues to meet its obligation under the guarantee.

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

Since incorporation, we have funded our operations through private loans and equity financings. As at December 31, 2003, our assets were recorded at $8,379 consisting of cash of $2,813, a lease deposit on new space of $3,165 and capital assets of $2,401. Our liabilities totaled $1,738,769, consisting of $612,038 in accounts payable and accrued liabilities, loans payable of $1048,166, including the Karunga note guarantee, and lease obligations of $121,565 from a prior office space leased by the Company.

In the three-month period ended December 31, 2003, we incurred a net loss of $1,016,018 as compared to a loss of $341,583 for the same period last year. For the six-month period ended December 31, 2003, we incurred a net loss of $1,242,564 as compared to a loss of $508,414 for the same period last year. The substantial increase in expenses was primarily due to the issuance of common shares of restricted common stock to various individuals and entities for consulting services. (See Item 2 - Changes in Securities). During the period, we realized no significant amounts of revenue.

Since inception the Company has accumulated losses of $5,706,969 through December 31, 2003.

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

     We expect that we will continue to rely on debt and/or equity financings to finance the shortfall in cash that we expect to incur for the next 12 months. If we are unsuccessful in securing the necessary capital, then it is likely that we will be forced to continue to operate at minimal levels, which will delay our ability to fully implement our plan of operation. Ultimately, it is likely that if we are unable to secure the financing, or secure a revenue stream sufficient for us to expand our current level of operation, the company will fail.

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

Item 2. Changes in Securities

      During the quarter, the Company issued common shares as follows:

      2,747,326 shares of common stock were issued for cash, subscriptions receivable and the cancellation of two notes, each for $3,000, in exchange for the issuance of 100,000 and 166,667 common shares, at prices of $.033 and $.018, respectively, as follows:

--------------------------------------------------------------------------------------------------------------
Person/Class               # of           Cash Consideration     Date of             Other Consideration
                           Shares                                Transaction         Describe
                           Sold
--------------------------------------------------------------------------------------------------------------
Accredited Individual          166,667                           Oct. 1, 2003        Cancelled $3,000
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

      t 6 6 The table below details the common shares issued for services:

------------------------------------------------------------------------------------------------------------------
Person/Class                # of            Consideration          Date of              Description of
                            Shares          (Value of              Transaction          Services Rendered
                            Sold            Service)
------------------------------------------------------------------------------------------------------------------
William Cox                 1,133,333       $ 136,000.00           Dec. 11, 2003          Shares for
                                                                                          severance

David Canon                   200,000       $ 34,000.00            Nov. 11, 2003          Intro to
                                                                                          Entertainment Group

Individual                     50,000       $  9,000.00            Oct. 1, 2003           Consulting

Individual                    500,000       $ 45.000.00            Nov. 6, 2003           Promotional Services

Individual                     50,000       $  7,000.00            Nov. 3, 2003           Legal Fees

Jack Orr, Esq.                150,000       $ 25,000.00            Nov. 4, 2003           SEC Work

Jeffrey Galpren             1,500,000       $210,000.00            Nov. 3, and Dec. 1,    Planning, financial
                                                                   2003                   consulting, B of D
                                                                                          consulting

Individual                     50,000        $ 7,000.00            Nov. 3, 2003           Consulting

Individual                     58,824       $ 10,000.00            Nov. 5, 2003           Interest on Note

Individual                     50,000        $ 7,000.00            Nov. 3, 2003           S-8 work

Corporation                   500,000       $ 45,000.00            Nov. 6, 2003           Promotional
                                                                                          services

Limited liability co.         600,000       $102,000.00            Nov. 13, 2003          Business Development

Individual                     50,000       $  9.000.00            Oct. 1, 2003           Consulting

Corporation                   425,088       $ 36,014.00            Oct. 28, 2003          Commission on stock
                                                                                          sale and Webcast
------------------------------------------------------------------------------------------------------------------
   Totals                   5,317,245      $ 682,514.00
------------------------------------------------------------------------------------------------------------------

      4,472,219 shares of common stock were issued to founders representing shares that were fully vested at December 31, 2003. Each share was paid for at the option price of par of the private company, Y3k, Inc., that initially issued the shares at $.0001 as follows:


----------------------------------------------------------------------------------------------------------
Person/Class                              # of            Cash Consideration  Date of
                                          Shares                              Transaction
                                          Sold
----------------------------------------------------------------------------------------------------------
Consulting Services, Inc. Defined                486,111            $  48.61       Dec. 31, 2003
Benefit Plan (a)

JandT Trust (b)                                  777,777            $  77.77       Dec. 31, 2003

Tim Neuman                                        38,889            $   3.88       Dec. 31, 2003

James Stephens                                 1,069,444            $ 106.94       Dec. 31, 2003

Stanley Stone                                    611,109            $  61.11       Dec. 31, 2003

King Cole                                      1,361,111            $ 136.11       Dec. 31, 2003

Tristan Springmeyer                               77,778            $   7.78       Dec. 31, 2003

Don Linkem                                        25,000            $   2.50       Dec. 31, 2003

Paul Wilson                                       25,000            $   2.50       Dec. 31, 2003
-------------------------------------------------------------------------------------------------------------
   Totals                                      4,472,219            $ 447.22
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

                                            Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                            /s/ King Cole
                                            ------------------------------------
Date:  May 7, 2004                          King Cole, President and CEO