Form 10QSB/A
period 2003-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-05-12
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 4 TO
                                   FORM 10-QSB

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

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003
                                    RESTATED

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30          JUNE 30
                                                                                    2003                2003
--------------------------------------------------------------------------------------------------------------------
                                                                                (Restated
                                                                                 -Note 2)
ASSETS

CURRENT
     Cash                                                                    $         24,380    $            653
     Lease security deposit                                                             3,165                   -

CAPITAL ASSETS                                                                          3,585               4,769
                                                                             ---------------------------------------

                                                                             $         31,130    $          5,422
====================================================================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                                $        689,357    $        697,337
     Loans payable Note 3                                                             951,166             884,166
     Current portion of capital lease obligations                                     121,565             121,565
                                                                             ---------------------------------------
                                                                                    1,762,088           1,703,068
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
====================================================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT


---------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                   INCEPTION TO
                                                                    SEPTEMBER 30                    SEPTEMBER 30
                                                              2003                 2002                 2003
---------------------------------------------------------------------------------------------------------------------
                                                                                                      (Restated
                                                                                                       -Note 2)

REVENUES                                              $              --    $              --    $        138,833

EXPENSES                                                        216,548              166,831          (4,779,594)
                                                      ---------------------------------------------------------------

OPERATING LOSS                                                 (216,548)            (166,831)         (4,640,760)

OTHER INCOME (EXPENSE)                                           (9,998)                   0             (50,190)
                                                      ---------------------------------------------------------------

NET LOSS FOR THE PERIOD                               $        (226,546)   $        (166,831)   $     (4,690,950)
=====================================================================================================================


NET LOSS PER SHARE                                    $             .01    $            .01
===============================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         54,485,225          42,518,500
===============================================================================================

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED       INCEPTION
                                                                                                MARCH 19
                                                                                                 1999 TO
                                                                        SEPTEMBER 30           SEPTEMBER 30
                                                                     2003           2002           2003
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $  (226,546)   $  (166,831)   $(4,690,951)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM OPERATING
  ACTIVITIES
     Fair value of unpaid compensation                                    --             --         96,000
     Depreciation and amortization                                     1,184          1,184         39,927
     Write off leasehold improvements                                     --             --         14,881
     Loss related to loan guarantee                                       --             --        400,000
     Write off notes receivable                                           --             --         48,000
     Write off investment                                                 --             --         25,000
     Loss from default under equipment leases                             --             --        142,955
     Stock issued for other than cash                                143,844             --        444,238
     Lease Deposit                                                    (3,165)            --         (3,165)
     Change in assets and liabilities:
         Accounts payable and accrued liabilities                     (7,980)       161,955        748,391
                                                                 -----------------------------------------
                                                                     (92,663)        (3,692)    (2,734,724)
                                                                 -----------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
                                                                          --             --       (151,470)
     Purchase of equipment and property
                                                                          --             --        (40,000)
     Advances on notes receivable
                                                                          --             --        (25,000)
     Investment in Humanicom, Inc.
                                                                 -----------------------------------------
                                                                          --             --       (216,470)
                                                                 -----------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
                                                                      67,000             --        551,166
       Loans payable
                                                                          --             --           (571)
       Share Subscriptions receivable
                                                                          --             --        (20,970)
       Principal payments on capital lease obligations
                                                                      49,390             --        254,316
       Issuance of common stock for cash
                                                                          --             --      2,116,633
       Issuance of preferred stock
                                                                          --             --         75,000
       Capital Contribution by Shareholder
                                                                 -----------------------------------------
                                                                     116,390             --      2,975,574
                                                                 -----------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  23,727         (3,692)        24,380

                                                                         653         10,722             --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                 -----------------------------------------

                                                                 $    24,380    $     7,030    $    24,380
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

2. Subsequent to the issuance of the Company's consolidated financial statements, at June 30, 2003 management became aware that the liability associated with the Comapny's guarantee of a promissory note payable by Karunga Technology Corp., an arms length company with whom the Company has entered into a software agreement to develop, license and market software, had not been recorded in the accounts. The inclusion of the note payable in the revised consolidated financial statements at June 30, 2003 has the effect of increasing current liabilities by $400,000 at September 30, 2003, and increasing the accumulated loss at September 30, 2003 by $400,000.

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
                                                =========

4.    LOANS PAYABLE

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

      ** The promissory note payable arises as a result of the Company's guarantee of the indebtedness of an aarm's length company with whome the company has entered into an agreement to develop, license and market software. 6

Item 2. Management's Discussion and Analysis

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

                                           Y3K SECURE ENTERPRISE SOFTWARE, INC.

DATE:  May 11, 2004                        /s/ King Cole
                                           --------------------------------
                                           King Cole, President and CEO and
                                           Authorized Signer