Form 10QSB
period 2004-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-05-20
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2004

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period __________ to __________


                         Commission File Number 0-26709


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


            Nevada                                        98-0201259
--------------------------------             ---------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,270,271 shares of $0.001 par value common stock outstanding as of April 30, 2004.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Unaudited Consolidated Balance Sheet..........................1

               Unaudited Consolidated Statements of Operations
               for the Three and Nine Months Ended
               March 31, 2004 and March 31, 2003.............................3

               Unaudited Consolidated Statements of
               Cash Flows for the Nine Months Ended
               March 31, 2004 and March 31, 2003. ...........................4

               Notes to the Unaudited Consolidated
               Financial Statements..........................................5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........22

Item 4.   Controls and Procedures ..........................................22


PART II.  OTHER INFORMATION ................................................22

Item 1.   Legal Proceedings  ...............................................22

Item 2.   Changes in Securities  ...........................................22

Item 3.   Defaults Upon Senior Securities...................................24

Item 4.   Submission of Matters to a Vote of Security Holders  .............24

Item 5.   Other Information  ...............................................24

Item 6.   Exhibits   .......................................................24

Signatures..................................................................24

Certifications..............................................................25

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

------------------------------------------------------------------------------

------------------------------------------------------------------------------

ASSETS

CURRENT
     Cash and cash equivalents                                 $      15,793
     Accounts Receivable, net of allowance of $12,500                719,556
     Prepaid expenses                                                 70,750
                                                                --------------
          TOTAL CURRENT ASSETS                                       806,099

DEPOSITS                                                              35,484
PROPERTY AND EQUIPMENT, NET (NOTE 7)                               1,089,610

ACQUIRED SUBSCRIBER BASE (NOTE 8)                                  3,823,326
                                                               ---------------
        TOTAL ASSETS                                           $   5,754,519
==============================================================================


            See Notes to Unaudited Consolidated Financial Statements.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                      $    2,082,248
      Loans payable (See Note 3)                                        3,805,413
      Deposits and advance billings                                       335,297
     Capital lease obligations                                            223,519
                                                                   --------------
              TOTAL CURRENT LIABILITIES                                 6,446,477
                                                                   --------------
LONG TERM LIABILITIES

     Convertible Debentures (See Note 3)                                  700,000
      Capitalized Leases-net of current portion                           129,662
                                                                   --------------

           TOTAL LIABILITIES                                            7,276,139
                                                                   --------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL
     Authorized:
     200,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
            78,270,271 common shares                                       78,270
    Share subscriptions receivable                                         (5,000)
    Additional paid-in capital                                          5,545,630

     Deficit                                                           (7,140,520)
                                                                   ---------------
    Total Shareholders' Deficiency                                     (1,521,620)
                                                                   ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                $    5,754,519
                                                                   ===============

            See Notes to Unaudited Consolidated Financial Statements.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   MARCH 31                                 MARCH 31
                                          2004                 2003                2004                2003
                                       ------------        ------------        ------------        ------------
Revenues                               $  1,650,655               1,783           1,650,655               2,214

Cost of revenues                            848,353                                 848,353
                                       ------------        ------------        ------------        ------------

Gross margins                               802,302               1,783             802,302               2,214

Operating expenses
      Selling expenses                      121,140                                 121,140
      General and administrative          2,057,784              82,874           3,268,541             591,719
                                       ------------        ------------        ------------        ------------

Total operating expenses                  2,178,924              82,274           3,389,681             591,719
                                       ------------        ------------        ------------        ------------

Operating loss                           (1,376,622)            (81,091)         (2,587,379)           (589,505)
                                       ------------        ------------        ------------        ------------

Other income (expense)
     Interest income                              2                                       2
     Interest (expense)                     (39,836)                                (71,643)
     Miscellaneous other                      8,647                                   8,647
                                       ------------        ------------        ------------        ------------

Total other income (expense)                (31,187)                                (62,994)
                                       ------------        ------------        ------------        ------------

Net loss                               $ (1,407,809)            (81,091)         (2,650,373)           (589,505)
                                       ============        ============        ============        ============

Basic loss per share                   $       (.02)                Nil        $       (.03)       $       (.01)

Weighted Average Number of
  Common Shares Outstanding              76,342,306          51,946,280          76,342,306          51,946,280

Diluted loss per share                 $       (.02)                N/A        $       (.03)                N/A

Diluted weighted average
  shares outstanding                     81,719,844                 N/A          81,719,844                 N/A

            See Notes to Unaudited Consolidated Financial Statements.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Nine Months Ended
                                                                               March 31
                                                                        2004               2003
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        (2,650,373)          (589,505)

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FROM OPERATING ACTIVITIES
     Depreciation and amortization                                      225,677              3,551
     Stock issued for services                                        1,294,764            166,667
     Change in prepaids                                                 (70,750)                --
     Change in accounts receivable                                     (719,556)              (571)
     Change in deposits on advanced billings                            335,297                 --
     Change in deposits                                                 (35,484)           (50,000)
      Change in payables and accrued liabilities                        984,912            386,026
                                                                    -----------        -----------
         Cash used by operating activities                             (635,513)           (83,057)
                                                                    -----------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and property                              (1,109,290)                --
     Acquisition of Fox subscriber base                              (4,024,554)                --
     Common stock issued for Fox asset purchase                       1,151,882                 --
                                                                    -----------        -----------
        Cash used by investing activities                            (3,981,962)                --
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Loans payable                                                  3,321,247                 --
       Change in subscriptions receivable                                (4,429)                --
       Capital contribution from Shareholder                                 --             75,000
       Issuance of common stock for cash
                and options exercised                                   384,181                 --
       Sale of convertible debentures                                   700,000                 --
       Increases in capital lease obligations, net                      231,616                 --
                                                                    -----------        -----------
          Cash provided by financing activities                       4,632,615             75,000
                                                                    -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         15,140             (8,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              653             10,722
                                                                    -----------        -----------

                     CASH AND CASH EQUIVALENTS, END OF PERIOD            15,793              2,665
                                                                    ===========        ===========
   Interest paid during the periods                                 $    71,643                n/a
   Income taxes paid                                                $        --                 --

            See Notes to Unaudited Consolidated Financial Statements.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements as of March 31, 2004 included herein have been prepared by Y3K Secure Enterprise Software, Inc. ("Y3K, YTHK or Company") and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Y3K Secure Enterprise Software, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Prior to January 2, 2004, the Company had been a Development stage enterprise in accordance with Statement of Financial Standards number 7.

      This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ending June 30, 2003.

2.    ACQUISITION OF ASSETS AND SUBSIDIARIES

      Y3K, Inc. - Effective March 22, 2002, Y3K Secure Enterprise Software, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction from the issued and outstanding shares provided by existing shareholders. Since these transactions resulted in the former shareholders of Y3K Incorporated owning the majority of the issued shares of Y3K Secure Enterprise Software, Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Y3K Secure Enterprise Software, Inc. Under this purchase method of accounting, the results of operations of Y3K Secure Enterprise Software, Inc. are included in these consolidated financial statements from March 22, 2002.

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
                                                            =============

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


2.    ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED)

      Fox Communications, Corporation - Effective January 2, 2004, Y3K Secure Enterprise Software, Inc. through its wholly owned subsidiary Ecuity Advance Communications (Initially incorporated under the name "Ecuity Holdings, Inc."), a Washington corporation ("Ecuity"), purchased a substantial portion of the assets ("Assets") of Fox Communications, Corporation, a Washington corporation ("Fox"). The purchase (the "Transaction") was pursuant to an Asset Purchase Agreement ("Purchase Agreement") dated January 14, 2004.

      Fox Communications Corporation formerly Phonelink, Inc. ("Fox") is in the business of providing business and residential long distance telephone service, internet dial up, web design, web hosting services and conference calling services. Fox was incorporated in the state of Washington on January 5, 1989.

      The acquisition was based on cash, common shares and a Note Payable as follows:

      $3,775,000 in cash payable by Ecuity and 6,775,775 shares of Y3K's common stock. Based on the closing bid price for the Company's common stock on January 14, 2004 of $.17 per share, the shares issued to Fox in connection with the asset purchase have been valued at $1,151,882. The total transaction has been valued at $4,926,882. The Company has paid $300,000 toward the cash portion of the purchase price and the balance of $3,475,000 is to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by Ecuity. The Note calls for remaining payments of the following amounts on the following dates:

          March 5, 2004 (in default) *                    $   150,000
          April 5, 2004                                   $ 2,125,000
          August 15, 2004                                 $ 1,200,000
          Final Payment credit of **                      $  (726,000)
          Net Final Payment Due                           $   474,000

      Payment of the Note is secured by all of the Assets and by the issued and outstanding shares of Ecuity, all of which shares are held by the Company. In addition, the Company is a guarantor of the Note pursuant to a Parent Guaranty agreement between the Company and Fox. The Company and Ecuity expect to finance the Note payments through additional equity investments into the Company including invested capital it anticipates it will receive under a Standby Equity Distribution Agreement (formerly the Equity Line of Credit Agreement) with Cornell Capital Partners, L.P.

            * The Company had defaulted on the March 5 installment to Fox Communications Corporation in part as a result in an unexpected delay in the effective date of the Form SB-2 registration statement the Company filed with the SEC. The Company had anticipated using funds available to it under its Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. to make the March 5 payment. However, the Company may not access funds under that agreement until it has registered the shares sold to Cornell with the SEC. The Company fully anticipates that the Form SB-2 will be declared effective by the Securities and Exchange Commission which will allow the Company to cure the default and make the future payments on time.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


2.    ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED)

            ** The terms of the asset purchase agreement provide that the final payment may be reduced by an amount representing the total of accounts receivable, less the sum of the accounts payable, accruals and deferred income balances, which amounts to credit balance of $726,000. Therefore the Company will receive the offset to the credit assumed based on the opening balances, as defined, as an offset to the final note payment issued as part of the Asset Purchase Agreement.

      The assets acquired by Y3K include the competitive local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included the recently upgraded Network Operation Center ("NOC") that allows for the significant expansion of unified end-to-end communication solutions through the addition of voice over IP (VoIP). In addition to the growth of the unified products and services, Y3K believes that the new NOC increases efficiencies, reduces costs and has a positive impact on operating revenue. The Assets acquired by the Company include:

            o Certain fixed assets and equipment, as well as any and all permits, licenses, consents and approvals held by Fox which are assignable to Ecuity. All such fixed assets and equipment, which Fox had used in its operation as a converged internet content provider and producer of affinity portals, shall be used in a similar manner by Ecuity.

            o All of Fox's right, title and interest in and to a number of websites, including foxinternet.com, as well as any other tangible or intangible assets of Fox used or useful in the joint operations that existed prior to the Transaction, but excluding certain assets listed in the Purchase Agreement.

            As part of the Transaction, those Fox employees that are associated with the operation and management of the business represented by the Assets became employees of Ecuity and the former President of Fox, Mr. Lonnie Benson, became a consultant to Ecuity.

      Karunga Technologies, Inc. - At a Board of Directors meeting on February 22, 2004, Y3K Secure Enterprise Software, Inc., voted to complete the purchase of the ICS Technology from Karunga Technologies, Corporation ("Karunga"), a Utah Corporation (herein referred to as the "Technology Asset Purchase Agreement" or "Purchase Agreement")

      Y3K and Karunga have worked together over a period in excess of three years, initially with Y3K as a Licensee of Karunga, and subsequently, for a period of two years, as joint venture partners, pursuant to a series of agreements, both written and oral, working together to leverage each others resources, abilities and assets to jointly create a viable business model, to generate adequate cash flow and to continue and build joint operations.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


2.    ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED)

      The Agreement to purchase all assets and liabilities related specifically to the ICS Technology, its development and deployment, (hereinafter Technology or ICS), including all intellectual property rights associated with ICS is waiting for a vote of the Shareholders of Karunga to approve the Purchase Agreement.

      The acquisition is based on the issuance of commons shares, the assumption of certain obligations of Karunga, and the granting of options and warrants.

3.    LOANS PAYABLE

      The Loans Payable are due to various entities and individuals as follows:

      Loans due to shareholders with unsecured demand notes at 12% per annum           $   322,500
      Loans due to shareholder with unsecured demand note at 10 to 12% per annum *         178,256
      Loan due to bank - defaulted in year 2001 (unsecured) **                             155,666
      Promissory Note Payable ***                                                          400,000
      Loan due to Fox Communications Corporation ****                                    2,748,991
                                                                                       -----------
         Total Loans Payable                                                           $ 3,805,413
                                                                                       ===========


      * The Company issued a note for $153,700 for 1 year (due January 2, 2005 at 10% interest per annum, the proceeds of which were used to pay the secured Cornell Capital Partners, L.P. , principal and accrued interest of $3,700), a note for $20,000 at 12% interest due September 21, 2004, and a non-interest bearing demand loan of $4,556.

      ** The loan to bank was issued by Y3k, Inc., a wholly owned subsidiary and is not guaranteed by the Company.

      *** The promissory note payable arose as a result of the Company's guarantee of the indebtedness of a non related entity with whom the Company has entered into an agreement to license and market software which this entity is developing.

      ****  The  Company   guaranteed  the  note  issued  by  its  wholly  owned
      subsidiary, Ecuity Advanced Communications, Inc., to Fox Communications Corporation

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

3.    LOANS PAYABLE (CONTINUED)

      CONVERTIBLE DEBENTURES

    Convertible debentures due to Cornell Capital Partners, L.P. bearing interest
        at 5% per annum all due and payable January 7, 2007                            $  700,000
                                                                                       ==========

            o Convertible debentures were issued at a face value of $700,000, less an initial discount of 10%, less attorney fees. Cornell Capital
      Partners, L.P. purchased all of the debentures. The Company has filed a SB-2 registration statement in order to register 12,867,647 common shares that may be issued under the terms and conditions of the convertible debentures. The Company has the option to pay the debentures plus accrued interest on the due date above, or at the option of the holder of the convertible debentures they may be converted to common stock of the Company at the option price of either 120% of the stock market price at the date of the execution of the Convertible Note, or at any time based on 80% of the 5 day price of the stock prior to the conversion date election, at a price whichever is lower.

      STANDBY EQUITY DISTRIBUTION AGREEMENT

      On February 2, 2004 the Company filed a Form SB-2 registration statement with the SEC in order to register the resale of 60,000,000 common shares sold to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement entered into between the Company and Cornell on January 29, 2004. In response to comments from the SEC, the Company filed amendments to the Form SB-2 on March 15, 2004, April 22, 2004 and May12, 2004. The registration statement was declared effective by the SEC on May 14, 2004.

      The Standby Equity Distribution Agreement provides that we may, at our discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance.

4.    OPERATING SEGMENTS

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Registrant are in the United States as of the nine months ended March 31, 2004 and for all prior periods.
      There are no customers that represent more than 10% of the Company's consolidated revenues.

      Although the Company has residential and commercial customers they are considered one segment and management makes decisions to employ assets as one segment.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


5.    INCOME TAXES

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. At June 30, 2003, the Company had available net operating loss carryforwards for federal income tax purposes of $4,064,405, which expires beginning in 2020. Because of the inherent uncertainty of the Company generating sufficient taxable income prior to the expiration of the loss carryforward, a valuation allowance has been provided for the entire deferred tax asset.

      Deferred tax assets
            Net operating losses carried forward at current statutory rates             $   1,111,800
            Less:  Valuation allowance                                                     (1,111,800)
                                                                                        ---------------

                                                                                        $          --
                                                                                        ===============


      A  valuation   allowance   reflects   the   unrecognized   U.S.  tax  loss
      carryforward. There are no state tax liabilities in Nevada or Washington.

6.    EARNINGS PER SHARE

      Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At December 31, 2003 the Company had remaining stock options of 3,000,000 shares that has been granted to various employees, directors and lenders at prices ranging from $.10 to $.40 per share. During the quarter ended March 31, 2004 options were issued to 2 former directors totaling 920,000 common shares at a price of $.11 per share. As part of the purchase of assets of Fox Communications, Corporation, options were issued to key employees totaling 6,375,000 common shares at a price of $.11 per share, vesting monthly over four years as long as they are employed. At March 31, 2004 398,438 of the granted options had vested. Total options granted and outstanding at March 31, 2004 total 11,537,100 at exercise prices ranging from $.03 to $.40. At March 31, 2004 there were a total of 5,377,538 options vested.

7.    CAPITAL ASSETS

      The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004



MARCH 31, 2004
--------------

--------------------------------------------------------------------------------------------------------------
DESCRIPTION OF ASSET                       COST BASIS          ACCUMULATED DEPRECIATION    NET BOOK VALUE
--------------------------------------------------------------------------------------------------------------
Office Furniture, Computers, and
Equipment                                  $ 981,235                   36,614                 944,621
--------------------------------------------------------------------------------------------------------------
Computer Software                            108,420                    3,172                 105,248
--------------------------------------------------------------------------------------------------------------
Leasehold Improvements                        40,318                      577                  39,741
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                          $1,129,973                   40,363               1,089,610
--------------------------------------------------------------------------------------------------------------


8.    ACQUIRED SUBSCRIBER BASE

      The following table presents the components of the Company's acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of March 31, 2004:

                                                        -----------------------------------------------------
                                         GROSS                                                  NET
                                        CARRYING                 ACCUMULATED                  CARRYING
                                         VALUE                   AMORTIZATION                  VALUE
                              ------------------------- -----------------------------------------------------
       Acquired subscriber
          bases for Telephony
          and ISPs                    $ 4,024,554,               $ (201,228)               $ 3,823,326

            During the three months ended March 31, 2004, the acquired subscriber base increased as a result of the costs of the assets purchased from the Fox Communications Corporation, that were not identified in the valuation of the fixed assets purchased of Fox Communications, Corporation The amortization of the acquired subscriber base purchased from Fox is being amortized over its projected useful life of five (5) years commencing January 2, 2004.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


8.    ACQUIRED SUBSCRIBER BASE (CONTINUED)

            Acquisition-related amortization in the Consolidated Statements of Operations for the three and nine months ended March 31, 2004 represents the amortization of definite life intangible assets. The Company's definite life intangible assets consist of subscriber bases and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscribers of ISPs, but exclude any acquired software. Generally, definite life intangible assets are amortized on a straight-line basis over five years from the date of their respective acquisitions. Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $201,228 for every three-month period and for the years ending June 30, 2004 through June 30, 2009 as follows:


           Year Ending June 30, 2004                            $402,456
           Year Ending June 30, 2005                            $804,912
           Year Ending June 30, 2006                            $804,912
           Year Ending June 30, 2007                            $804,912
           Year Ending June 30, 2008                            $804,912
           Year Ending June 30, 2009                            $402,450

9.    LEASE COMMITMENTS

      The Company is currently leasing two office spaces as follows.

      The prior corporate offices at 108 Stewart St, Puyallup, WA were vacated and there is no further lease obligation.

      As part of the xSides Agreement, effective September 3, 2003, Y3K has leased office space to accommodate employees of xSides and provide housing for Y3K's network equipment. The office space is located at 100 South King Street, Suite 525, Seattle, WA 98104 and comprises 2,302 sq. ft. of rentable space. The lease is for one year with a base rent of $3,165 per month.

      Effective February 1, 2004 the Company obtained new corporate offices at 800 Bellevue Way, Suite 600, Bellevue, WA 90004. These new offices were leased (as a sub-lease) to accommodate the space requirements for Ecuity personnel (formerly the personnel associated with Fox Communications, Corporation) as well as the new corporate offices of the Company.

      The lease is for 11,046 sq. ft. with an expiration date of October 31, 2007 with an initial lease rate of $9,205 per month with periodic increases through the lease termination date.

      The lease commitments through the lease terms of all leases are as follows:


                   Year 2004                                77,675
                   Year 2005                               142,566
                   Year 2006                               160,172
                   Year 2007                               176,736
                   Year 2008                                60,752

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004


9.    LEASE COMMITMENTS (CONTINUED)

      A subsidiary, Y3K, Inc. had leased office space with two separate leases on two floors expiring in March and June 2005 in the city of Tacoma. The Company had believed that its lease obligations were terminated in June 2002 as the landlord has leased the office space to other tenants. The terms and conditions of the new lease were then unknown. The landlord has now commenced a lawsuit in which the allegations state that the rent was due through July 2002. Further allegations state charges have been added to the unpaid base lease such as outside broker's commissions and additional tenant improvements that were necessary to bring the space up to the new tenants' specifications. Accordingly, Y3k, Inc., has reserved the full amount of the charges alleged in the lawsuit. This amounted to an additional charge to rent in the amount of $232,000. The total amount alleged by the landlord for rent, brokerage commissions and additional tenant improvements totals $471,557.

10.   STOCK-BASED COMPENSATION

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the recognition of the cost of the options in the statement of operations. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of FAS 148 did not have an impact on the Company's consolidated financial statements.

      The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income
      (loss) had the fair value of the options been expensed. YTHK has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

      In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company's policy is to grant the exercise price for stock options to employees at or in excess of the fair market value of YTHK's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

11.   PRO-FORMA INFORMATION

      The following table presents the interim proforma information for the 9 months ended March 31, 2004 and the 9 months ended March 31, 2003 as if the acquisition of the Fox assets had taken place at the beginning of the Company's fiscal year.

       -----------------------------------------------------------------------------------------------
                                                  9 month period Ended         9 month period Ended
                                                     March 31, 2004                March 31, 2003
       -----------------------------------------------------------------------------------------------
       Revenues                                  $           9,620,576             11,607,818
       -----------------------------------------------------------------------------------------------
       Loss from continuing operations           $             (63,003)              (697,466)
       -----------------------------------------------------------------------------------------------
       Net Loss                                  $          (1,014,750)            (2,088,941)
       -----------------------------------------------------------------------------------------------
       Loss per share                            $               (.01)                  (.04)
       -----------------------------------------------------------------------------------------------


12.   GOING CONCERN

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

      The Company has obtained an approval on the submission of its SB-2, effective May 13, 2004, which will allow the Company to obtain funds from its Standby Equity Distribution Agreement ("SEDA" or "Equity Line of Credit") from Cornell Capital Partners, L.P. That will allow the Company to obtain funding as necessary for working capital as well as allow the Company to continue with the ability to obtain loans with the repayment opportunity to secure said loans with the proceeds available from the Equity Line of Credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc., a private Washington State company that owns FusionPak, a suite of enterprise business software designed for the telecommunications, banking and government sectors.

Effective January 2, 2004 we completed our acquisition of selected assets of Fox Communications, Corporation through our wholly owned subsidiary, Ecuity Advanced Communications, Inc. (Formerly Ecuity Holdings, Inc."). These assets are associated with the business lines as follows: The local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included the recently upgraded Network Operation Center ("NOC") that allows for the significant expansion of unified end-to-end communication solutions through the addition of voice over IP (VoIP). Other assets include: Certain fixed assets and equipment, as well as any and all permits, licenses, consents and approvals held by Fox which are assignable to Ecuity. All such fixed assets and equipment, which Fox had used in its operation as a converged internet content provider and producer of affinity portals, shall be used in a similar manner by Ecuity. All of Fox's right, title and interest in and to a number of websites, including foxinternet.com, as well as any other tangible or intangible assets of Fox used or useful in the joint operations that existed prior to the Transaction, but excluding certain assets listed in the Purchase Agreement. Prior to the consummation of the Transaction, the Company and Fox had been operating under a Joint Operating Agreement the parties entered into in September 2003. In December 2003 the Company and Fox began joint development and marketing operations for their emerging line of secure communication solutions for the consumer and small to medium size business markets. The Assets acquired by Y3K under the Purchase Agreement were principally those Fox Assets that were necessary for the complete integration of Fox's business into the Company's.

      The first three months of revenue and expenses of the Fox operations acquired which are included in the Company's 3rd quarter results are summarized as follows:

          Long Distance                                            $  883,089
          Internet Service Provider                                   404,423
          Conference Calling                                          249,842
          All other revenues                                          113,301
                                                                   ----------
          Revenues for the three months ended March 31, 2004        1,650,655
          Cost of Sales                                               848,353
                                                                   ----------
          Gross Margin                                                802,302
          Selling, General and Administrative                         745,418
          Depreciation and amortization                                20,897
                                                                   ----------
              Operating income for the three month period              35,946
                                                                   ----------

          Other income (expense)
          Interest expense                                         (   15,469)
          Interest income                                                   2
          Miscellaneous other                                           8,647
                                                                   ----------

               Net income for the three month period               $   29,126
                                                                   ==========

Effective February 22, 2004 the Board of Directors of the Company approved the acquisition of certain of the technology assets of Karunga Technologies, Corporation, a Utah Corporation. Y3K and Karunga have worked together over a period in excess of three years, initially with Karunga wherein Y3K was a Licensee, and subsequently, for a period of two years, as joint venture partners, pursuant to a series of agreements, both written and oral, working together to leverage each others resources, abilities and assets to jointly create a viable business model, to generate adequate cash flow to continue and build joint operations, and to jointly pursue adequate financing to support the acquisition of strategically important partners, each relying on the other that at the appropriate time, and in the most strategic manner, the two companies would formally come together.

The Agreement to purchase all assets and liabilities related specifically to the ICS Technology, its development and deployment, (hereinafter Technology or ICS), including all intellectual property rights associated with ICS as outlined in the "Technology Asset Purchase Agreement" ("Purchase Agreement) is in the process of approval by the Karunga shareholders. The acquisition is based on the issuance of commons shares, the assumption of certain obligations of Karunga, and the granting of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $5,637,378 from a deficit of $1,302,415 as of June 30, 2003, primarily as a result of the following: an increase in accounts payable and accrued liabilities of $1,384,911, the issuance of a note in the principal amount of $3,775,000 with a remaining principal balance of $2,748,991 at March 31, 2004 as part of the Fox asset purchase, with an increase in working capital as a result in the increase in accounts receivable ($719,556), and prepaids ($70,750). Fixed assets increased by $1,109,290 and the purchased subscriber base of Fox which has been valued at $4,024,554 (at date of inception of January 2, 2004). The purchase of the Fox assets, as defined, was through the wholly owned subsidiary of the Company, Ecuity Advanced Communications, Inc., which also issued the initial $3,775,000 note to Fox. Y3K Secure Enterprises Software, Inc., issued an additional 6,775,775 shares of its common stock in order to complete the Fox asset purchase. The Company also raised cash from the issuance to Cornell Capital Partners, L.P. , of $700,000 of 5% convertible debentures, all due and payable January 7, 2007.

The Company had a consolidated operating net loss of $2,650,373 for the nine months ended March 31, 2004 compared to a net loss of $589,505 for the same period last year. The operating income for Ecuity Advanced Communications, Inc., was $35,946 for both the three month and nine month periods ended March 31, 2004. The substantial increase in losses for the Company, exclusive of Ecuity, is the result of fees paid to Cornell Capital Partners, L.P. for providing the Company's new Stand By Distribution Agreement, $250,000 in additional reserves established for the Y3k, Inc., lawsuit for its prior leased space in Tacoma which has now resulted in a lawsuit, substantial consulting agreements provided to individuals for business consulting, including shares issued for these services.

Revenues from the Fox asset purchase are recognized in its wholly owned subsidiary, Ecuity Advanced Communications, Inc. Ecuity is in the business of providing business and residential long distance telephone service, internet dial up, web design, web hosting services and conference calling services. The ISP hosting line is sold on a monthly, quarterly and annual subscription basis with fees for services billed to the customer and paid in advance. This cash is received and booked to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay current operating expenses. The Company's long distance and conferencing services are billed in arrears based on actual usage based on agreed upon service plans. Appropriate Federal, State and other fees are added to the service minutes and are billed to the customer using an automated billing system.

All of the of the Company's sales revenues from billed services flow through accounts receivable.

At March 31, 2004, the Company's principal financial commitments, are its convertible debt obligations to Cornell Capital Partners, L.P. , the note obligations to Fox for its purchase of designated assets including the subscriber customer base, its prior accounts payable incurred through its Y3k, Inc., subsidiary, a bank line of credit, the defaulted equipment leases and the prior office lease involved the lease of corporate facilities in Tacoma, WA along with the new office lease facility in Bellevue, WA.

PLAN OF OPERATION

During the nine month period ended March 31, 2004, we continued our attempts to raise the necessary funds to continue to conduct our business plan. Except for debt and shares issued for the acquisition of the assets purchased from Fox
Communications, Corporation we were successful in securing $150,000 in private debt financing from Cornell, $20,000 from a private investor, both of these loans which were paid off by a major shareholder and a new loan issued to him, the sale of $700,000 in convertible debenture issues purchased by Cornell Capital Partners, L.P., and common stock issuances to retire $6,000 in debt. The net raise in debt, including the debenture issue and the note issued for the Fox asset purchase totaled $4,021,247 for the nine month period ended March 31, 2004 (See Note 3 to financial statements above). In addition during the nine month period we sold 2,148,696 common shares for net proceeds of $144,681 and issued 10,812,916 common shares for services totaling $1,294,764. As part of the purchase of assets of Fox Communications, Corporation, options were issued to key employees totaling 6,375,000 common shares at a price of $.11 per share, vesting quarterly over four years as long as they continue as employees. At March 31, 2004 398,438 of the granted options had vested.

The Company also issued 1,555,556 common shares to Cornell Capital Partners, L.P. as collateral for their loan of $150,000. Since the loan was paid off and replaced by a Company shareholder, these shares will be returned to the Company and cancelled. In addition to funding our operations, the funding also allowed us to contract with third party software developers for the development of certain enhancements to our Fusion Pak suite of software products. The enhancements to the software products have included further development of the software to refine the functionality and appearance of the suite of products; to better integrate the products into a single, seamless suite; and to install the enhanced products into beta testing sites. In order to continue operations we will need additional capital, the amount of which will be dependant in large part in our ability to increase our marketing efforts to begin to generate revenues in an amount that will reduce our ongoing need for additional capital investment.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, some items are subject to our obtaining additional financing for the continued development of YTHK's business:

      o     Completion of the Karunga Technology Purchase Agreement.

      o We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the expenses will be approximately $500,000. We plan to undertake an advertising, marketing, and sales campaign to market the bundled services of our subsidiary (Ecuity) from the assets purchased from Fox Communications, Corporation, and the ICS technology purchased from Karunga Technologies, Corp. The monthly minimum out of pocket we anticipate to market these bundled services is $50,000 until such time as increased revenues are sufficient to offset the additional costs associated with the marketing of theses products.

      o Our SB-2 registration became effective May 14, 2004 which will allow us to sell common shares to Cornell Capital Partners, L.P. under the terms of the Standby Equity Distribution Agreement (the "Equity Line of Credit"). (See discussion below regarding history and current status of SEDA). Discussions are underway with Cornell to obtain a letter of credit enhancement for YTHK to borrow funds which will be collateralized by the Equity Line of Credit. This will provide the Company with the opportunity to borrow funds and allow sufficient time to reflect a higher stock price prior to the issuance of the Company's common stock under the Equity Line of Credit with Cornell.

      o We plan to purchase and lease additional office equipment for our business at an approximate cost of $40,000 and other equipment and upgrades for communications of approximately $500,000.

      o From operations associated with our wholly owned subsidiary, Ecuity Advanced Communications, Inc., we anticipate continued monthly sales revenues of $600,000 and continued monthly operating costs of approximately the same for a break-even in operations until such time as there is an increase in the customer base. As marketing of our product increases our revenues, it is likely we will require only a minimum of additional costs associated with said incremental revenues. Therefore, increased revenues will provide additional cash flow to contribute to the ongoing corporate overhead.

      o The administrative costs of the parent company are approximately $60,000 for payroll and an additional $60,000 to $100,000 per month for general overhead including legal, insurance, travel/meals/lodging/ and product development costs. Once our funding is completed with Cornell, the officers of Y3K will receive an increase in their current base pay of $4,000 per month to a more appropriate amount commensurate with their positions.

      o We anticipate our consolidated operating costs will be approximately $990,000 per month in order to achieve our consolidated planned operations compared to a minimum of $750,000 per month just to sustain consolidated minimum operations.

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

As part of the xSides Agreement, effective September 3, 2003, Y3K has leased office space to accommodate employees of xSides. The office space is located at 100 South King Street, Suite 525, Seattle, WA 98104 and comprises 2,302 sq. ft. of rentable space. The lease is for one year with a base rent of $3,165 per month.

In January 2004, Cornell Capital Partners, L.P. entered into a securities purchase agreement with Y3K under which Cornell Capital Partners, L.P. agreed to purchase the total amount of $350,000 in convertible debentures. Cornell Capital Partners, L.P. purchased $200,000 of convertible debentures on January 14, 2004, and purchased $150,000 on February 2, 2004. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.204 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of Y3K. The debentures have a three-year term and accrue interest at 5% per year. At maturity, Y3K has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.204 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Cornell Capital Partners, L.P. is entitled to a 10% discount from the purchase price of the convertible debentures. Cornell Capital Partners, L.P. purchased the convertible debentures from Y3K in a private placement.

On January 29, 2004, Y3K entered into a Standby Equity Distribution Agreement (the "Equity Line of Credit") with Cornell Capital Partners. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners, L.P. will pay Y3K 97% of, or a 3% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners, L.P. will retain 5% of each advance under the Equity Line of Credit. While the commitment amount of the Equity Line of Credit is $20 million, at an assumed price of $0.1649 per share, Y3K would only be able to receive gross proceeds of $9,894,000 using the entire 60 million shares being registered in this registration statement. In connection with the Equity Line of Credit, Cornell Capital Partners, L.P. is entitled to a one-time commitment fee in the form of 2,941,176 shares of common stock on January 26, 2004, equaling approximately $500,000.

Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. YTHK intends to use this type of financing sparingly since credit line draws will increase the number of our issued and outstanding shares and is likely to have a dilutive effect on our existing shareholders. Further, until our stock price is higher, it would take a substantial number of shares to be issued for even a minimal amount of funding under the equity credit line. We will continue to focus our efforts towards increasing sales and revenues, which will reduce our need for additional capital as well as increase the intrinsic value of our stock, which we hope will also cause an increase in the price for our stock in the forthcoming months.

If the funds available under the Equity Line of Credit are insufficient or unavailable, or we elect to not draw the amount of funds necessary to fund our cash needs. We need to raise additional funds. It is likely that this will require us to sell additional amounts of our common shares. If we are unable to secure additional infusions of either debt or equity financing in the amount sufficient to maintain our business, it will fail. With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants.

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

RESULTS OF OPERATIONS

During the quarter ended March 31, 2004 the Company completed the acquisition of the assets of Fox Communications, Corporation, through its wholly owned subsidiary Ecuity Advanced Communications, Inc. (initially formed as "Ecuity Holdings, Inc."), effective January 2, 2004.

The financial statements presented herein compares the statement of operations for the three-month periods and the nine-month periods ended March 31, 2004 and March 31, 2003 the balance sheets at March 31, 2004 and our year end of June 30, 2003. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated.

Revenues for the three and nine months ended March 31, 2004 totaled $1,650,655 as compared to $1,783 and $2,214, respectively, for the prior periods. This increase in revenue is a direct result of the acquisition of the asset producing revenues acquired from Fox Communications, Corporation

Operating expenses increased from $82,274 for the three month period ended March 31, 2003 compared to $2,178,924 for the three month period ended March 31, 2004. This increase in operating costs is partially attributable to the costs associated with the Fox asset purchase. Operating expenses for Fox were $766,356 for both the three and nine month periods ended March 31, 2004. Operating expenses increased from $591,719 for the nine month period ended March 31, 2003 to $3,389,681 for the equivalent nine month period ended March 31, 2004. The increase in the operating costs was due to higher operation and administrative expenses associated with the acquisition of the fox assets, the cost of the increase in the Cornell Capital Partners, L.P. Equity Line of Credit, consulting fees paid to outside consultants and a referral fee paid to a board member.

In the three-month period ended March 31, 2004, we incurred a net loss of $1,407,809 as compared to a loss of $81,091 for the same period last year. For the nine month period ended March 31, 2004 we incurred a net loss of $2,650,373 compared to a loss of $589,505 for the same period last year.

Since incorporation, we have funded our operations through private loans and equity financings. As at March 31, 2004, our assets were recorded at $5,754,519 consisting of cash ($15,793), accounts receivable, net ($719,556), prepaids ($70,750), capital assets ($1,089,610) and the purchased subscriber list of Fox in the amount of $3,823,326 (net of amortization of $201,228). Our liabilities totaled $7,276,139, consisting of $984,911 in accounts payable and accrued liabilities, deposits on advanced billings of $335,297, loans payable to the seller of the Fox assets and Company shareholders of $3,321,247, convertible debentures of $700,000, a defaulted bank loan payable of $155,666 and equipment lease obligations of $353,190.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51. FIN 46, requires us to consolidate variable interest entities for which we are deemed to be the primary beneficiary and disclose information about variable interest entities in which we have a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The adoption of this standard is expected to have no material effect on our financial statements for the period ended March 31, 2003 and March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the third quarter ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item1. Legal Proceedings

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

Y3K, Inc., a wholly owned subsidiary, is a defendant in a lawsuit filed by the Plaintiff who was the Lessor of the office space previously occupied in Tacoma, WA. The suit alleges the defendant vacated the premises, was in default of the lease and seeks damages to recover costs associated with the release of the space, including the lease payments due through the date that the Plaintiff has released the space, effective July 2003 in reimbursement of broker's fees to release the space as well as the additional costs of tenant improvements for work done to accommodate the new tenant.

The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

During the quarter, the Company issued additional common shares as follows:

      6,775,775 shares of common stock were issued for the acquisition of the assets of Fox Communications, Corporation at the price of $.17 per share respectively with detail as follows:


         ---------------------------------------- ------------------ ------------------------- -------------------------------
         Name of Entity/Type                           # of Shares          Value of              Effective Date of
                                                         Issued           Transaction               Transaction
         ---------------------------------------- ------------------ ------------------------- -------------------------------
         Fox Communications                               6,775,775         $1,151,882              January 2, 2004
         ---------------------------------------- ------------------ ------------------------- -------------------------------

      During the quarter, 3,415,960 shares of common stock were issued for services amounting to $468,405 at prices ranging from $.10 to $.19 per share.

      The table below details the common shares issued for services:


-----------------------------------------------------------------------------------------------------------------------------
Person/Class                 # of              Consideration              Date of                    Description of
                             Shares            (Value of                  Transaction                 Services Rendered
                             Issued            Service)
-----------------------------------------------------------------------------------------------------------------------------
Pearl Communications            60,000           $ 11,400.00            Jan. 08, 2004              Shares for marketing
David Canon                    250,000           $ 45,000.00            Jan. 08, 2004              B of D Bonus
Cornell Capital              1,294,000           $194,100.00            March 09, 2004             Consulting
Individual                      83,333           $ 12,500.00            Feb. 01, 2004              Stock in lieu of wages
Individual                      18,900           $  2,835.00            Feb. 01, 2004              Stock in lieu of wages
Individual                      59,727           $  6,570.00            Feb. 29, 2004              Stock in lieu of wages
Jeffrey Galpren              1,500,000           $180,000.00            Jan. 9, Feb. 20 and        Planning, financial
                                                                        March 19, 2004             consulting
Corporation                    100,000           $ 11,000.00            Feb. 16, 2004              Promotional services
Individual                      50,000           $  5,000.00            March 16, 2004             Business Development
-----------------------------------------------------------------------------------------------------------------------------
   Totals                    3,415,960           $468,405.00
-----------------------------------------------------------------------------------------------------------------------------


      A net of 66,341 additional new common shares were issued for cash comprised of 215,508 newly issued shares of common stock for cash and 166,667 shares of common stock that were cancelled to correct a prior period issuance of common shares for cash as follows:

---------------------------------------------------------------------------------------------------------------
 Person/Class                          # of                      Sales Price                Date of
                                       Shares                                             Transaction
                                       Sold/(Cancelled)
---------------------------------------------------------------------------------------------------------------
 Individual                                       88,235            $15,000      January 2, 2004
---------------------------------------------------------------------------------------------------------------
 Individual                                      127,273            $14,000      February 24, 2004
 Individual (Correction)                        -166,667                 $0      January 4, 2004
---------------------------------------------------------------------------------------------------------------
     Totals                                       66,341            $29,000
---------------------------------------------------------------------------------------------------------------


On January 29, 2004, Y3K entered into the Equity Line of Credit with Cornell Capital Partners. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners, L.P. will pay Y3K 97% of, or a 3% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners, L.P. will retain 5% of each advance under the Equity Line of Credit. While the commitment amount of the Equity Line of Credit is $20 million, at an assumed price of $0.1649 per share, Y3K would only be able to receive gross proceeds of $9,894,000 using the entire 60 million shares being registered in this registration statement. In connection with the Equity Line of Credit, Cornell Capital Partners, L.P. is entitled to a one-time commitment fee in the form of 2,941,176 shares of common stock on January 26, 2004, equaling approximately $500,000.

In January 2004, Cornell Capital Partners, L.P. entered into a securities purchase agreement with Y3K under which Cornell Capital Partners, L.P. agreed to purchase the total amount of $350,000 of convertible debentures. Cornell Capital purchased $200,000 of convertible debentures on January 15, 2004, and purchased $150,000 on February 2, 2004. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.204 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of Y3K. The debentures have a three-year term and accrue interest at 5% per year. Interest accrues and must be paid at or prior to maturity. At maturity, Y3K has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.204 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. No principal payments are due prior to maturity. Cornell Capital Partners, L.P. is entitled to a 10% discount from the purchase price of the convertible debentures and, therefore, the net proceeds received by the Company is 10% less than the face amount of the convertible debentures. Cornell Capital Partners, L.P. purchased the convertible debentures from Y3K in a private placement.

All of these securities were issued pursuant to the exemption from registration under Section 4(6) of the Securities Act of 1933 and Regulation D. Based upon information provided to Y3K it reasonably believes that all persons acquiring the shares were accredited investors as such term is defined under Regulation D.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits:

31.1    Certification of the Chief Executive Officer                            Provided herewith
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of The Chief Financial Officer                            Provided herewith
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification by King Cole Pursuant to                                  Provided herewith
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification by Leon Caldwell Pursuant to                              Provided herewith
        Section 906 of the Sarbanes-Oxley Act of 2002


(b) The following Form 8-K reports were filed during the period.

On January 26, 2004, the Company filed an 8-K Report, reporting under Items 2 and 7 the acquisition of a substantial portion of the assets of Fox Communications Corporation. As of the date of filing of the Report on Form 8-K, it was impracticable to provide the financial statements required by Item 7(a) of Form 8-K and in accordance with Item 7(a)(4) of Form 8-K, such were to be filed by amendment to the Report.

On March 30, 2004, the Company filed an amendment to the 8-K Report it had filed on January 26, 2004 amending Item 7 to list the financial statements filed as part of the amended Report. The amended Form 8-K included the audited financial statements for Fox Communications Corporation as of and for the year ended December 31, 2003. It also included pro forma financial information including an unaudited pro-forma consolidated balance sheet, pro-forma consolidated statement of operations and explanatory notes giving effect to the acquisition of Fox Communications' assets and certain liabilities by the Company as if the acquisition had occurred on December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Y3K SECURE ENTERPRISE SOFTWARE, INC.

                                       /S/ KING COLE
Date:  May 19, 2004                    King Cole, President and CEO