Form 10KSB
period 2004-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-10-25
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                -----------------

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________________ to __________________


                         Commission file number: 0-26709
                                                 -------


                                  ECUITY, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


            Nevada                                       98-0201259
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               800 Bellevue Way NE, Suite 600, Bellevue, WA 98004
                    (Address of principal executive offices)


                                 (253) 284-2935
                                 --------------
               Registrant's telephone number, including area code


                      Y3K SECURE ENTERPRISE SOFTWARE, INC.
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


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

                    Yes   X                      No
                         ---                        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                -----------------

State issuer's revenues for its most recent fiscal year:        $2,135,343
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by our non-affiliates was undeterminable and is considered to be approximately $5,976,154,000 based on the closing price for our shares of common stock of $.045 at September 29, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                       132,803,426 shares of common stock
                       ----------------------------------

                                TABLE OF CONTENTS


                                                                          PAGE

ITEM 1:  DESCRIPTION OF BUSINESS............................................4
ITEM 2:  DESCRIPTION OF PROPERTY...........................................12
ITEM 3:  LEGAL PROCEEDINGS.................................................12
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........12
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........13
ITEM 7:  FINANCIAL STATEMENTS..............................................16
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.........................17
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......17
ITEM 10: EXECUTIVE COMPENSATION............................................19
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....21
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................22
ITEM 13: EXHIBITS AND REPORTS..............................................23

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were organized as a Nevada corporation on March 4, 1999. Our executive offices are located at 800 Bellevue Way, Suite 600, Bellevue Way NE, Washington 98004. Our telephone number is 253-284-2935.

BUSINESS OF THE COMPANY

Ecuity is a provider of end-to-end unified communication technologies for the small- to medium-business market. Ecuity uses secure next-generation voice services, instant messaging, data transfer, internet, conference calling and enterprise software to create solutions that meet the communication needs of today's business world. As a facilities-based carrier, Ecuity has operated as a traditional telephone company for 17 years, providing service to thousands of customers in the Northwest Through the integration of web-based telecommunications and cutting-edge software technology, Ecuity economically delivers secure unified communication solutions that break down distance, time and media barriers to allow people to communicate anywhere, anytime and across multiple mediums. Ecuity has offices in Bellevue Washington.

On January 14, 2004 (effective as of January 2, 2004) we completed our acquisition of selected assets of Fox Communications, Corporation, a Washington Corporation, through our wholly owned subsidiary, Ecuity Advanced Communications, Inc. (Formerly Ecuity Holdings, Inc."). These assets are associated with the business lines as follows: The local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, along with fully functioning customer service and billing capabilities.

Effective June 15, 2004 we completed our acquisition of the technology of Karunga Technologies, Corporation ("Karunga"), a Utah Corporation, thereby
allowing  the  Company  to  own  the   technology  and  benefit  of  the  secure
transmissions through the Instant Communications Technology ("ICS"). ICS provides a technology that has been developed over the past several years to allow for secure instant massaging including transport of files on a "peer to peer" basis. Peer-to-Peer transporting of files provides virtually instantaneous transactions with extremely high security and need not go through conventional ISP servers which in some cases can take a substantial amount of time to transfer depending on internet traffic conditions and ISP servers at the time of transmission. Previously the Company had worked with Karunga under a license agreement and under a joint development agreement. The acquisition of the ICS technology will now allow for the integration of all aspects of Ecuity's software applications and ongoing development of technology for the sole benefit of the Company.

Market

With the acquisitions mentioned above now completed, Ecuity, Inc., and Ecuity Advanced Communications, Inc., (wholly owned subsidiary of Ecuity, Inc.) has revised its business plan and has the benefit of extending its operations based on an integration of several services. The Company, through its wholly owned subsidiary Ecuity Advanced Communications, Inc., ("EAC") is in the business of providing business and residential long distance telephone service, internet dial up, DSL, T 1 connectivity, web hosting services and conference calling services (discontinued in July 2004 (1)). That business will be combined with the technology purchased from Karunga and a whole new platform of bundled services will be available.

The Company has also developed a technologically advanced and propriety VoIP technology platform for both broadband and dial up services.

(1) In order to bundle the VoIP services for conference calling, the Company sold off its traditional landline conference calling services that were purchased as part of the Fox asset agreement. Although the traditional landline conferencing services were profitable, the Company anticipated that the margins would be declining and would not be a fit with the marketing of our VoIP technology and the related enhanced conferencing features.

Products

OVERVIEW

The most novel aspects of Ecuity's technology are:

      o A VoIP product ("V-Tone") which is "best-of-breed", conferring true business/carrier class voice communication quality and functionality for an enterprise which is perceived as being comparable to or better than legacy Telco hard-wire telephony offerings;

      o Integration of the V-Tone VoIP product into the very powerful, server-based Ecuity Communication System ("ECS"). The ECS offering is unique and should favorably compete with the constituent offerings of numerous other communication companies in terms of functionality and performance;

      o MarketPortal and Tracking Software, allowing enterprise users to securely access, monitor, transport, manage and use relevant data files coupled with the instant messaging, file transfer and e-mail re-direction.

      o The ICS platform provides for secure instant messaging and file transfer.

A further breakdown of each category is as follows:
            o     ECUITY COMMUNICATION SERVICES

BUSINESS SERVICES
      V-Tone Broadband Telephone Services
            V-Tone Office PBX
            V-Tone Office Centrex
            V-Tone Small Office
            Smart Call Mobile VoIP

Business Internet Services
            Dial-Up Services
            Dedicated Access
            DSL   Service
            ISDN  Service
            Email Account
            Web   Hosting

Long Distance
Teleconferencing
WiFi Hotspots

RESIDENTIAL SERVICES
      V-Tone Broadband Telephone Services
            Basic V-Tone Service
            Premium V-Tone Service
            Smart Call Mobile VoIP

Ecuity Internet Services
            Ecuity Dial-Up
            Ecuity DSL
            Ecuity Email
            Ecuity Web Hosting

Long Distance
      COMMUNICATION TECHNOLOGIES

Ecuity Communication Server (ECS)

MarketPortal and Automated Tracking Program Software

Secure Collaborative Communication System

ICS Data Backup Server

Ecuity has been developing these offerings over the past five years, representing tens of thousands of programming and systems design man-hours. Karunga, a recent acquisition, developed with Ecuity, the commercial quality Secure instant messaging and file transfer software client with e mail redirection capabilities (ICS) that has been deployed by Ecuity over the past three and a half years.

The core of the V-Tone VoIP offering, including open PBX-compatibility, has been developed by as part of Ecuity's legacy CLEC business. The V-Tone WiFi interface has recently been improved through a strategic partnership licensing agreement with TeleSym, a Seattle communications enterprise with Intel and Siemens as investor-partners.

The MarketPortal and Automated Tracking Program module offering is based on Ecuity's own proprietary software and technology In use for over three years

The ability to quickly, easily and cheaply install the suite has been enabled by a software download, managed by an IT professional under contract with Ecuity for most business enterprises.

CORPORATE STRATEGY

Ecuity has a simple business model:

      1. Develop the best-of-breed VoIP offering, integrated into an easily distinguished Integrated Communication System with unparalleled functionality for enterprises. This objective has been accomplished through a combination of in-house development, outside licensing with key strategic partners, and acquisitions.

      2. Offer Small-to-Medium sized businesses the ability to rapidly recoup their investment in the Ecuity suite, while lowering their costs and improving Ecuity's margins over time. This is established by providing immediate, significant savings in telephony expense, as well as savings in software license fees, improved employee productivity and increased sales.

      3. Be first to market with this integrated communication product offering and leverage the brand by executing against a comprehensive channel partner sales and franchising strategy. This has the affect of increasing market penetration, while reducing Ecuity's legacy infrastructure expense as well as time used in hiring, training, and employing an in-house sales force.

      4.    Expand   Ecuity's   enterprise   demand  by  offering   secure  WiFi
            installations, which incorporate its ICS.

      5. Outsource installation, customer service and technical support to a large extent, by partnering with qualified domestic and offshore service organizations. This both allows Ecuity to manage a more rapid ramp-up in sales, while reducing the cost of servicing its customer base.

      6. Continue to acquire exceptional human resources to manage Ecuity's growth.

      7.    Undertake  a  capital  development   program,   which  suits  market
            conditions and serves to establish Ecuity's financial foundation for continued growth.

      8. Continue to make judicious acquisitions, which serve to improve Ecuity's service offering functionality and market competitiveness.

Ecuity   believes   that  it  will  take  even  very   large,   well-capitalized
communication companies between 2 to 2-1/2 years to establish competitive VoIP-based offerings with Ecuity for SMBs. In the meantime, by employing its channel partner and franchising programs, Ecuity has an opportunity to establish a lead position in the growth of VoIP-based software suites.

The human and financial capital to support this growth becomes the constraining factor to Ecuity's growth. The financial capital provides the basis for continuing to improve the human capital of Ecuity. The human capital becomes critical to success should the forecasted rate of growth prove true.

Because this business model provides substantial recurring revenues from monthly user fees, the margins established with timely strategy execution are large, comparable to more successful enterprise software businesses.

ECUITY'S MARKETS AND COMPETITION

Ecuity is focused on the Small-to-Medium Business ("SMB") market, those enterprises with sales of less than $500MM annually. In 2003, this market in the U.S. was worth some $300billion in enterprise software sales. Ecuity's products and services offerings fall within this market segment.

Through its V-Tone VoIP offering integrated within the ECS, Ecuity is also focused on SMB penetration in the $300billion/year domestic telephony market. This market is expanded by an additional $750billion if offshore markets are included. Since Ecuity has current plans for a roll-out of its ECS/VoIP offering in the EU, to be followed by India and Asia, this wider telecom voice market is also available to Ecuity, through its present and future channel market partners and franchisees. SMBs are believed to constitute at least 25% of the wider telephony market.

As described earlier, the telephony market is characterized by increasing price reductions and commoditization of telephony. Long-term successful VoIP offerees are believed to need a variety of value-added services in order to favorably compete in these markets. Ecuity's present and future competition in the VoIP market includes telcos such as ATT, Sprint, MCI, Allegiance, SBC, Qwest and eventually, a wider mix of legacy telcos. Competition is also expected from cable companies such as Comcast, Charter, Cox, as well as telcos with cable operations and operating agreements, including SBC and Qwest. Nearly all such Telco and cable companies have much greater financial capabilities than Ecuity. Ecuity is also facing competition from more than ten virtual VoIP providers, including those like Vonage, Net2Phone, and Primus.

Ecuity's   primary   advantage  in  this  market   segment  is  the  breadth  of
functionality of its products and services, deemed to be many months ahead of most Telco, cable and virtual VoIP providers' offerings.

The enterprise software market is less subject to such price commoditization, yet distribution in this sector is dominated by a limited number of major software providers, including IBM, SAP, Oracle, BAE and eventually, Microsoft.

In terms of looking down at sub-market segments such as IP servers, web portals, commerce managers, and instant messaging, which Ecuity's MarketPortal and Automated Tracking Program software falls within, the competition, while including a number of major software companies, tends to be more fragmented.

Ecuity's server based Communication System ("ECS") has its competition classed under IP servers and include IBM, Dell, Sun, HP, Microsoft and Cisco.

Under Ecuity's MarketPortal and Automated Tracking Program software comparable competitors are defined under web portals and commerce managers and include Oracle, IBM, BEA, BowStreet, Castell Frameworks, and Gauss, Oracle, Blue Martini, BroadVision, and iPlanet.

Ecuity's instant messaging competitors include IBM (Lotus), Microsoft, AOL, Yahoo, Sun, Secure Networks, Tumbleweed, WiredRed, Ikimbo, Bantu, Invision and Sigaba.

Employees
---------

The  Company   currently  has  25  full-time   employees,   which  includes  its
subsidiaries. At the Corporate level is our CEO and Chairman of the Board, Mr. Shane Smith, our president, Mr. King Cole and our Secretary/Treasurer, Mr. Leon Caldwell, along with other office support personnel as well as officers of Ecuity Advanced Communications, Inc., ("EAC") provide their services on a full-time basis. Three of our four directors are officers and full time employees and one director provides his services to us on a part-time basis. There are various employment agreements with both corporate personnel and those of our EAC subsidiary. Specifically Mr. Cole and Mr. Caldwell have contracts in place that have provided for monthly remuneration commencing at June 30, 2002 at the rate of $4,000 per month, to be paid as funds were available, and accruing any unpaid amounts. At the end of June 30, 2003 these officers had unpaid wages of $18,900 and $13,000 respectively. Effective with the acquisition of the specified assets of Fox Communications, Inc., (January 2, 2004) these two officers received an increase in their base wage to $120,000 and $84,000, respectively. Mr. Smith has been acting as a consultant without a written agreement as VP of Business Development, which commenced December 2003. There was no set monthly remuneration with Mr. Smith until the completion of the acquisition of the ICS technology. At that point, effective June 1, 2004 Mr. Smith was to receive a monthly wage of $10,000. All officers will accrue unpaid wages, without interest, until paid. The Company was only able to pay a portion of those amounts pertaining to the current fiscal year ended June 30, 2004. The amount paid to Mr. Cole was $ 53,765, $ 50,200 was paid to Mr. Caldwell and $58,223 was paid to Mr. Smith. At the end of June 30, 2004 unpaid wages for the year totalled $30,235 and $15,800 for Mr. Cole and Mr. Caldwell, respectively and no wages were unpaid for Mr. Smith. Total unpaid wages for the year ended June 30, 2004 amounted to $60,335 and $50,800 for Mr. Cole and Mr. Caldwell, respectively. We have no agreement with our directors regarding compensation for their services and do not pay any compensation for serving as a director.

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

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

      o     Sales and other taxes;

      o     User privacy;

      o     Pricing controls;

      o     Characteristics and quality of products and services;

      o     Consumer protection;

      o     Cross-border commerce;

      o     Libel and defamation;

      o     Copyright, trademark and patent infringement; and

      o     Other claims based on the nature and content of Internet materials.

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

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE.

Although we were founded in 1999, we restructured our business plan in 2002, changing our focus from mineral property exploration to computer software development and marketing. From our inception on March 4, 1999 to June 30, 2004 we have incurred losses totalling $15,742,867.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. Even with the revenue based obtained with the acquisition of the Fox Communications, Inc. assets and Karunga's instant communication technology the Company has continued to sustain losses. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth. To date, we have not been profitable.

We have incurred losses in its business operations since inception, and we expect that we will continue to lose money for the foreseeable future until we are able to implement our new business plan and the direction the Company has decided to take in the telecommunications arena, namely expanding our VoIP platform and the bundled services associated therein as discussed under our Business Products and Strategy section.. We intend to devote substantial resources to the further development of our business plan. As a result, we will need to generate increased revenues to achieve and maintain profitability. Our business strategy may not be successful, and we cannot predict when, or if, it will become profitable. If we achieve profitability, we may not be able to sustain it.

In order to sustain minimum operations we will need to raise a minimum of $5,000,000. We anticipate that we will be able to raise these funds through agreements with our investment bankers along with the sale of our stock through the Equity Line of Credit that the Company has with Cornell Capital Partners, L.P. ("Cornell"). The Company has previously registered 77,383,988 shares of its common stock to be able to sell to Cornell under the terms of its Equity Line of Credit. Without this additional funding, we will be in default with the note payments due for the acquisition of the Fox Communication, Inc., assets, which can result in the rescission of the acquisition agreement. We anticipate that this funding will provide satisfactory capital to allow the Company to continue on with its business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Independent Auditor's report to our audited financial statements for the period ended June 30,2004 indicates that there is substantial doubt about our ability to continue as a going concern. We will need additional working capital for our business plan to be successful and to service our current debt. If we are not able to continue as a going concern, it is likely that shareholders will lose their investments.

WE MAY NOT HAVE SUFFICIENT FINANCIAL RESOURCES TO SUCCESSFULLY COMPETE IN THE COMPUTER SOFTWARE INDUSTRY AND TELECOMMUNICATIONS SERVICE SECTOR.

The computer software industry and telecommunications service sector are intensively competitive. We compete with many companies that have an operating history, and greater financial resources, management experience and market share. There can be no assurance that we will be able to compete or capture adequate market share. We will not be profitable if we cannot compete successfully with other businesses.

Ecuity is in the process of executing a plan to overcome the company's financial challenges. The plan is as follows:

      1.    Pursue sales on these levels

            a.    In house sales force

            b.    Building an outside VAR network

            c.    Selling through our channel market partners

      2.    Pursue Financing through public sources

      3.    Pursue financing through private placement

      4. Acquire compatible communication and software cash flow positive companies

We believe that this plan will help bring in a combination of financing and revenue that will sustain the company and allow it to grow.

A seasoned telecom marketing and sales executive that will handle legacy CLEC domestic sales and assist with coordination of the North American channel market partners and distributors will back up our sales efforts. As sales grow, International Sales Mangers for Europe and Asia will be added. The Company plans to sell its products in the following ways:

o     Channel Marketing Partners

      Ecuity is in negotiations with several North American channel partner. Their sales forces for North America have a large penetration of North American businesses.

      The Canadian company, Corinex Communications, is anticipated to be Ecuity's lead channel market partner for Europe ("EU"). They have established sales distribution in the UK, Germany, France, Spain, Portugal and Italy.

      The Company is developing an extensive set of marketing and sales collateral material for its channel-marketing partners.

o     Franchise Partners

      In selected offshore markets, Ecuity plans upon using franchise partners, who would brand the Ecuity ECS/VoIP offering under their own strong national brand. India may represent the first of such prospective franchisees. Japan could represent an additional major offshore market developed under such franchise relationship.

o Direct - The Company will sell its products to companies who request, or require, purchasing direct, as opposed to going through distribution. This will be primarily done with its captive CLEC sales organization, soon to be expanded in California with a major ISP.

      For direct  sales,  Ecuity  offers three major  product  groupings:

            o SMB Multi-line solutions utilizing IP Centrix and IP PPX implementations

            o     SMB single-line solution (principally V-Tone VoIP)

            o     Residential products (principally V-Tone VoIP).

Should market response indicate that increased distribution capability to the residential sector is appropriate, Ecuity is likely to seek both OEM bundling ventures (PC and chip manufacturers), as well as wholesale channel sales through chains such as Comp USA, etc.

THE COMPUTER SOFTWARE BUSINESS AND THE TELECOMMUNICATIONS BUSINESS IS HIGHLY TECHNICAL AND OUR FAILURE TO OFFER NEW PRODUCTS TO THE MARKET MAY HARM OUR BUSINESS.

We will operate in a highly technical industry, which is characterized by frequent introductions of new products and services into the market as well as market expansion in order to increase the base for lost customers over attrition. Our success will depend, in part, on our ability to offer new software products and to provide necessary support to customers.

We support our products via telephone and Internet communication. We are actively engaged in negotiations to contract with a support call center for extended support hours in anticipation of substantial growth in addition to the already existing 24 hour costumer service. Although we continue to develop new technologies and products, our current plan is to focus our efforts on getting our existing products that are currently available for sale to the market place. We will continue to further upgrade our product offerings as new technology is available and as the market conditions dictate.

WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL.

We currently have negligible unallocated working capital. In order for our business plan to succeed, we must raise additional financing through the sale of our equity or loans from shareholders or other investors. We can maintain our present expenditures at the corporate level for approximately $500,000 per year, which amount does not include the operations of ECA which has been running about $100,000 per month in a negative position. With minimum working capital raised sufficient only to cover our cash shortfall we would not be able to further our potential business growth.

There is no assurance that we will be able to raise debt or equity capital in an amount that is sufficient to continue operations. The Company, however, has obtained a Standby Equity Distribution Agreement ("Equity Line of Credit). On February 2, 2004 the Company filed a SB-2 registration statement in order to register 77,383,988 common shares under the Equity Line of Credit and a final amendment was filed on May 11, 2004 and approved on May 13, 2004.

The revised Equity Line of Credit provides that we may, at our discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance.

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

                         ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 800 Bellevue Way NE, Suite 600, Bellevue, WA 98004. We sublease this office space for $9,205 per month with fixed escalations over the remaining years of the lease term through October 31, 2007.

                            ITEM 3: LEGAL PROCEEDINGS

As of June 30, 2004 we were the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court, which we commenced in October 2002. The matter was settled in July 2004. In the litigation we were asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. In addition, the Company is seeking compensation for the damages it suffered as the result of the defendants' attempts to dispose of shares of the Company's common stock that had been pledged to secure the promised, but undelivered financing. The defendants asserted a counterclaim against the company pursuant to which they seek a money judgment against us in an unspecified amount. The attorney representing us in the lawsuit has advised us that he believes that the counterclaim has little or no merit. The Company is not a party to any other pending legal proceeding.

      Ecuity, Inc.'s wholly owned subsidiary, Y3K, Inc., is the defendant in a lawsuit filed in Pierce County, Washington, Superior Court, currently pending. The plaintiff is the former landlord of Y3K, Inc. and is asserting claims against Y3K, Inc. related to its alleged breach of two lease agreements that Y3K, Inc. entered into with its former landlord in 1999 and 2000. The total claim asserted against Y3K, Inc. is in excess of $500,000 inclusive of allegedly unpaid rents, late charges, prejudgment interest, attorney fees, and the expenses incurred in releasing the premises. No claims are asserted against Ecuity, Inc. and, in management opinion, it is unlikely that any attempt to assert a claim against Ecuity, Inc. would be successful.

      At the present time settlement negotiations are being conducted between the litigants. In the event a settlement cannot be reached it is unlikely that Y3K, Inc. would be able to successfully defend against all claims, although it may be able to reduce the amount of damages claimed. The matter is set for trial in early 2005.

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

     Period                                            High             Low
     ------                                            ----             ---

July 1, 2002 to September 30, 2002                   $   0.14        $   0.05
October 1, 2002 to December 31, 2002                 $   0.07        $   0.02
January 1, 2003 to March 31, 2003                    $   0.04        $   0.02
April 1, 2003 to June 30, 2003                       $   0.06        $   0.01
July 1, 2003 to September 30, 2003                   $   0.28        $   0.03
October 1, 2003 to December 31, 2003                 $   0.21        $   0.08
January 1, 2004 to March 31, 2004                    $   0.19        $   0.11
April 1, 2004 to June 30, 2004                       $   0.19        $   0.06


Prices through September 30, 2002 are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. For prices subsequent to June 30, 2002 information was based on the close quotations provided by Yahoo.com.

We have 905 shareholders of record, based on stock listing provided by The Nevada Agency and Trust Company. The report issued by NOBO (non objecting beneficial owners) has just over 1,500 shareholders listed.

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

       ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

During the fiscal year ended June 30, 2002, we attempted to raise the necessary funds to conduct our business plan, namely exploring our Zeb Au property located near Zeballos, British Columbia on the West Coast of Vancouver Island. Because we were unsuccessful in securing the required financing, we abandoned our business plan and began investigating potential acquisition opportunities. This led to our acquisition of Y3K, Inc. a Washington corporation, which was completed on March 22, 2002.

Effective January 2, 2004 we completed our acquisition of selected assets of Fox Communications, Inc. through our wholly owned subsidiary, Ecuity Advanced
Communications, Inc. (Formerly "Ecuity Holdings, Inc."). These assets are associated with the business lines as follows: The competitive local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included the recently upgraded Network Operation Center ("NOC") that allows for the significant expansion of unified end-to-end communication solutions through the addition of voice over IP (VoIP). Other assets include: Certain fixed assets and equipment, as well as any and all permits, licenses, consents and approvals held by Fox which are assignable to Ecuity. All such fixed assets and equipment, which Fox had used in its operation as a converged internet content provider and producer of affinity portals, shall be used in a similar manner by Ecuity. All of Fox's right, title and interest in and to a number of websites, including foxinternet.com (for designated terms), as well as any other tangible or intangible assets of Fox used or useful in the joint operations that existed prior to the Transaction, but excluding certain assets listed in the Purchase Agreement. Prior to the consummation of the Transaction, the Company and Fox had been operating under a Joint Operating Agreement the parties entered into in September 2003. In December 2003 the Company and Fox began joint development and marketing operations for their emerging line of secure communication solutions for the consumer and small to medium size business markets. The Assets acquired by Y3K under the Purchase Agreement were principally those Fox Assets that were necessary for the complete integration of Fox's business into the Company's.

Effective June 15, 2004 the Company completed its acquisition of the ICS technology from Karunga Technologies Corporation.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of the Company's business:

      o We plan to undertake an advertising, marketing, and sales campaign to market the bundled services of EAC which include:

      o A VoIP product ("V-`Tone") which is "best-of-breed", conferring true business/carrier class voice communication quality and functionality for an enterprise which is perceived as being comparable to or better than legacy Telco hard-wire telephony offerings;

      o Integration of the V-Tone VoIP product into a very powerful, server-based Communication System ("ECS"). The ECS should favorably compete with the constituent offerings of numerous other communication companies in terms of functionality and performance;

      o MarketPortal and Automated Tracking Program software allowing enterprise users to securely access, monitor, transport, manage and use relevant data files coupled with the instant messaging, file transfer and e-mail re-direction.

      o     ICS secure messaging and file transfer.

      o     We plan to purchase and lease additional equipment for our business.

      o With adequate funding, we anticipate our monthly revenues to substantially exceed our monthly operating costs. The revenues previously generated from conferencing calling services have reduced this. The Company sold off that portion of the business since it was based on traditional landline services and did not fit into our platform of utilizing our VoIP technology, which will also be available for use in broader base conferencing services. The business was making a small profit which allowed us to sell this portion of our business at a profit. We anticipated, however, that we would soon depart from providing such a service and that the margins would continue to decline until there was little or no further land line based conferencing business that would fit into our new platform.

Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell to Cornell Capital Partners L.P. shares of common stock for a total purchase price of $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance. Cornell Capital Partners will pay Ecuity, Inc., 97% of or a 3% discount to, the lowest closing bid price of the common stock during the five consecutive trading day period immediately following the notice date. Cornell Capital Partners is paid a fee equal to 5% of each advance, which is retained by Cornell Capital from each advance. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. While the commitment amount of the Equity Line of Credit is $20 million, at an assumed price of $0.16 per share, Ecuity would only be able to receive gross proceeds of $12,381,438 using the entire 77,383,988 million shares that were registered pursuant to an SB-2 filing that was effective May 14, 2004. There are substantial risks to investors as a result of the issuance of shares of common stock under the Equity Line of Credit. These risks include dilution of shareholders, significant decline in the Company's stock price and the inability of the Company to draw sufficient funds when needed.

We anticipate that a minimum of $500,000 will be required to sustain existing operations for the next 12 months from the balance sheet date to sustain Corporate operations which are segregated from its EAC subsidiary operations. Currently revenue in EAC is insufficient to provide for all operating costs including payroll, rent, selling expenses and costs of sales. Net operating losses for the six-month period indicate that EAC requires a minimum of $100,000 per month as additional funds to sustain the negative operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc., has no direct income therefore unless subsidiary revenues are available to use by Corporate, there is about a $40,000 per month shortfall for cash to pay salaries and administrative expenses.

With additional revenues, we plan to retain staffing levels sufficient to achieve our goals. This additional staffing may include full-time and part-time employees, and consultants.

Completion of our plan of operation is subject to obtaining adequate financing. This includes the debt service requirements for Corporate obligations as well as the debt obligation of EAC to Fox Communications as a result of the assets purchased. We cannot assure investors that adequate financing will be obtained. In the absence of increased revenues, we may be unable to proceed with our plan of operation. Without significant revenues or cash inflows from debt or equity funding within the next six months, we anticipate we will not be able to continue with our present operating structure. Management believes that the sources of potential funds needed to maintain current operations will be available to us during the year from the sources identified above, however, if this amount of funding is unavailable to cover our debt obligations and ongoing deficit spending, we will not be able to continue operations.

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

Effective March 22, 2002, we acquired a 100% interest in Y3K, Inc., a private Washington State corporation that owns proprietary enterprise business software designed for small to medium size business, the telecommunications, banking and government sectors. Ecuity, Inc. (formerly Y3K Secure Enterprise Software, Inc.) acquired 100% of the issued and outstanding shares of Y3K, Inc. by issuing 13,100,000 common shares. Under this purchase method of accounting, the results of operations of Ecuity, Inc. are included in these consolidated financial statements from March 22, 2002, and the operations from Y3K, Inc., are included from July 1, 2001 through June 30, 2004.

In the fiscal year ended June 30, 2004 we incurred a net loss of $11,253,000 as compared to a loss of $1,187,000 for the year ended June 30, 2003. (All amounts rounded to nearest $000). The increase in losses from 2003 to 2004 was substantially due to the following: The impairment of the acquisition cost of the Fox customer list ($2,654,000), the impairment of the Fox fixed assets ($767,000), impairment of the ICS technology from Karunga Technologies Corporation ($2,281,000), Consulting fees increased from $570,000 in 2003 to $2,755,000 in 2004 ($2,185,000), and operating losses associated with EAC.

Liquidity and Capital Resources

Since incorporation, we have funded our operations through private equity financings. As at June 30, 2004, our total assets were recorded at $2,960,000 of which $108,000 was cash, accounts receivable (net of allowance) was $601,000, deposits ($44,000), deferred compensation ($9,000), acquired customer list (from
Fox) net of amortization ($1,678,000) and $499,000 was the net book value of furniture and fixtures. Our liabilities totaled $9,788,000 consisting of a bank loan of $156,000 based on the default value, $122,000 in defaulted equipment lease obligations, $472,000 for prior location office lease, loans from shareholders of $535,000, $3,475,000 plus accrued interest on the debt obligation for the acquisition of the Fox Communication's assets, $492,000 note to an unrelated third party for the acquisition of the technology of Karunga, capital lease obligations ($250,000), convertible debentures ($200,000), notes payable to Cornell Capital of $1,050,000, a note to a shareholder/founder for $171,000 and $3,065,000 in operating liabilities.

The bank loan is an obligation of Y3K, Inc., our wholly owned subsidiary, which was unable to payoff the promissory note when it came due. The bank assigned the promissory note to a collection agency in 2001, which did not send out a notice of the assignment calling for payment in the amount of $155,666. Since that time there has been no further contact from the bank or the collection agency. The obligation is secured with 400,000 shares of common stock.

Included in loans from shareholders is $364,000 in loans from private individuals and a loan from our consultant/shareholder Mr. Haberman in the amount of $171,000 all bearing interest at 12% per annum until paid. The notes are demand notes and no note holder has made any demands for either interest or principal payments. The Company has a renegotiated note balance due to Fox Communications, Inc., for the assets purchased in the principal amount of $3,475,000 plus accrued interest at June 30, 2004 of $115,000. The note and all additional interest has a due date of December 1, 2004. It is the Company's intention to payoff these obligations as soon as funds are available to do so. It is expected that proceeds that we receive under the Equity Line of Credit arrangement with Cornell Capital will be a primary source for repayment of these loans coupled with increased revenues, however, the Company is looking into obtaining new financing under a long term debt structure

The $122,000 in defaulted lease obligations is the result of the subsidiary Y3K, Inc. entering into an equipment lease for furniture and fixtures for the offices previously occupied in Tacoma, WA. These are the same offices wherein Y3K, Inc. defaulted on the lease obligations which has been reserved through June 30, 2003 at $239,475. The landlord, however, commenced legal action during this year to recoup all costs associated with releasing the office space, including but not limited to renovations for the new tenant, free rent, and commissions on the new lease in the additional amount of $232,082. The Company has increased its reserve for the full amount of the claim to a total of $471,556. The equipment lessor removed all equipment, furniture and computers from the offices and liquidated these items as an offset against the total lease obligations. The lessor subsequently sued Y3K, Inc. for the difference in the total lease obligations less the amount realized from the liquidation sale. Y3K, Inc. at that time was in no position to defend itself as it had no operating capital and at that time Y3K, Inc. was not expected to survive. The lessor was then able to obtain a default judgment against the subsidiary, Y3K, Inc.

The bank loan, defaulted equipment judgment, and office lease obligation are indebtedness of Y3K, Inc. and there are no assets of that subsidiary or of the parent company, Y3K Secure Enterprise Solutions, Inc. secure these debts.

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

                          ITEM 7: FINANCIAL STATEMENTS

                          ECUITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

                             DE LEON & COMPANY, P.A.

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Ecuity, Inc, and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ecuity, Inc, and Subsidiaries as of June 30, 2003, were audited by other auditors whose report dated September 24, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph describing a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2004, and the results of its operations and its cash flows for the year ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DE LEON & COMPANY, P.A.

Pembroke Pines, Florida
October 1, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors
Y3K Secure Enterprise Software, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Y3K Secure Enterprise Software, Inc. (a development stage company) as at June 30, 2003 and the consolidated statements of operations, cash flows, and changes in stockholders' deficiency for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2003 and the results of its operations and its cash flows for the year ended June 30, 2003 in conformity with United States generally accepted accounting principles.

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

As more fully described in Note 2, subsequent to the issuance of the Company's June 30, 2003 consolidated financial statements and our report thereon, dated September 24, 2003, we became aware that those consolidated financial statements did not reflect the liability assumed as a result of the guarantee of a promissory note payable. In our original report, we expressed an unqualified opinion on the June 30, 2003 consolidated financial statements, and our opinion on the revised statements, as expressed therein, remains unqualified.

Vancouver, Canada "Morgan & Company"
Chartered Accountants
September 24, 2003, except for Notes 2 and 13
   which are as of May 7, 2004


                          ECUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                                                                                                   JUNE 30
                                                                                            2004               2003
--------------------------------------------------------------------------------------------------------------------

ASSETS
Current
     Cash and cash equivalents                                                           $  107,695       $      653
      Accounts Receivable, net of allowance of $179,300                                     601,287               --
      Prepaid expenses                                                                       29,884               --
                                                                                          ----------      ----------
           Total Current Assets                                                             738,866              653

Deposits                                                                                     43,722               --
Property and equipment, net (Note 6)                                                        499,346            4,769
Acquired customer list, net of amortization (Note 7)                                      1,677,600               --
                                                                                         ----------       ----------

     Total Assets                                                                         2,959,534            5,422
                                                                                         ==========       ==========


                          ECUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------

                                                                                                JUNE 30
                                                                                       2004                 2003
--------------------------------------------------------------------------------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current
     Accounts payable and accrued liabilities                                            $2,954,559       $  818,902

     Loans payable                                                                        5,887,061          884,166

     Stock to be issued for services and sale                                               167,000               --

     Deposits and advance billings                                                          329,253               --

     Capital lease obligations - current portion                                            104,331               --
                                                                                         ----------       ----------

         Total Current Liabilities                                                        9,788,100        1,703,068
                                                                                         ----------       ----------
Long Term Liabilities

      Convertible Debentures                                                                200,000               --

      Capitalized Leases-net of current portion                                             145,896               --
                                                                                         ----------       ----------

           Total Liabilities                                                              9,937,343        1,703,068
                                                                                         ----------       ----------

SHAREHOLDERS' DEFICIT

     Share Capital:

     Authorized: 200,000,000 common shares, par value $0.001 per share, issued and outstanding

        113,260,948 common shares outstanding at June 30, 2004
               and 52,050,605 common shares at June 30, 2003                                113,261           52,050

     Share subscriptions receivable                                                              --             (571)

     Additional paid-in capital                                                           8,601,184        2,741,023
      Additional paid-in-capital stock options issued                                       209,298               --
      Less deferred compensation                                                             (9,442)              --

      Deficit                                                                           (15,742,867)      (4,490,148)
                                                                                         ----------       ----------

      Total Shareholders' Deficit                                                        (6,828,566)      (1,697,646)
                                                                                         ----------       ----------

     Total Liabilities and Shareholders' Deficit                                         $2,959,534       $    5,422
                                                                                         ==========       ==========



                          ECUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                YEARS ENDED
                                                                                                   JUNE 30
                                                                                            2004             2003
--------------------------------------------------------------------------------------------------------------------

Revenues                                                                                 $2,135,343       $    2,389

Cost of revenues                                                                          1,351,183               --
                                                                                         ----------       ----------

Gross Margins                                                                               784,160            2,389
                                                                                         ----------       ----------

Operating expenses

      Selling expenses                                                                     284,570                --

      General and administrative                                                          5,551,351        1,161,171


      Impairment of ICS technology                                                        2,280,994               --


      Impairment of Fixed Assets                                                            767,421               --


      Impairment of Acquired Customer List                                                2,654,428               --

      Depreciation and amortization                                                         225,874               --
                                                                                         ----------       ----------
     Total operating expenses                                                            11,764,638        1,161,171
                                                                                         ----------       ----------

Operating Loss                                                                           (10,980,478)     (1,158,782)
                                                                                         ----------       ----------
Other Expense
     Interest                                                                              (556,542)         (28,368)
                                                                                         ----------       ----------
Total Other Expense                                                                        (556,542)         (28,368)
                                                                                         ----------       ----------
Loss from continuing operations                                                          (11,537,020)     (1,187,150)
                                                                                         ----------       ----------
Gain from discontinued operations, net of taxes                                             284,301               --
                                                                                         ----------       ----------
Net Loss For The Year                                                                  $(11,252,719)    $ (1,187,150)
====================================================================================================================

Basic Loss Per Share                                                                    $     (0.15)     $     (0.02)
Weighted Average Number Of Common Shares Outstanding                                     72,691,873       48,120,644
Diluted loss per share                                                                         (.15)           (0.02)
Diluted weighted average shares outstanding                                              77,757,645       48,120,644



                          ECUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED JUNE 30
                                                                                 2004                2003
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities

     Net loss                                                                $(11,252,719)       $ (1,187,150)
Adjustments To Reconcile Net Income To Net Cash From Operating
  Activities

     Depreciation and amortization                                                225,874               4,735
     Allowance for doubtful accounts                                              179,300                  --
     Impairment of fixed assets purchased                                         767,421                  --
     Impairment of customer list                                                2,654,428                  --
     Impairment of ICS technology                                               2,280,994                  --
     Change in deposits and prepaids                                              (33,049)                 --
     Change in accounts receivable                                                (53,693)                 --
     Change in payable and accrued liabilities                                    863,357             198,874
     Change in deposits on advanced billings                                       60,741                  --
     Stock issued for other than cash                                                  --             182,267
     Stock issuances due                                                          167,000                  --
     Deferred compensation                                                         (9,442)                 --
     Stock options outstanding                                                    209,298                  --
     Loss related to loan guarantee                                                    --             400,000
                                                                             ------------        ------------
      Cash used by operating activities                                        (3,940,490)           (401,274)
                                                                             ------------        ------------


                          ECUITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED JUNE 30
                                                    2004              2003
------------------------------------------------------------------------------
Cash Flows From Investing Activities

     Purchase of property and equipment            (181,779)                --
     Long - Term deposit                             (4,488)                --
                                                -----------        -----------
     Cash used by investing activities             (186,267)                --
                                                -----------        -----------
Cash Flows From Financing Activities

     Proceeds from loans payable                  2,163,089            316,000
     Payments on loans payable                     (227,359)                --
     Sale of common stock for cash                2,008,251                776
     Payments for capitalized leases                (60,182)                --
     Sale of convertible debentures                 350,000                 --
     Share subscriptions receivable                      --               (571)
     Capital contributions by shareholders               --             75,000
                                                -----------        -----------
      Cash provided by financing activities       4,233,799            391,205
                                                -----------        -----------
Net Increase (Decrease) In Cash                     107,042            (10,069)
Cash  And Cash Equivalents, Beginning Of Year           653             10,722
                                                -----------        -----------
Cash  And Cash Equivalents, End Of Year         $   107,695        $       653
==============================================================================


CASH PAID FOR INTEREST                          $    34,489
                                                -----------
CASH PAID FOR STATE TAXES                       $    25,286
                                                -----------

SUPPLEMENTAL INFORMATION:

NONCASH INVESTING/FINANCING ACTIVITIES

Assets acquired from Fox Communications Corp    $ 6,708,103
Less liabilities assumed                         (1,781,221)
                                                -----------
Net assets acquired                               4,926,882
Less cash paid                                     (100,000)
                                                -----------
Non cash acquisition costs                      $ 4,826,882
                                                -----------

Non cash consideration given
Note Payable - Fox Communications Corp          $ 3,675,000
Value of common stock issued                      1,151,882
                                                -----------
Total non cash consideration given              $ 4,826,882
                                                -----------


                                                        ECUITY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                                  FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                  COMMON STOCK
                        --------------------------------------------
                                                                                       ADDITIONAL
                                                        SHARE            ADDITIONAL    PAID-IN CPITAL
                                                        SUBSCRIPTIONS    PAID-IN       STOCK
                           SHARES          AMOUNT       RECEIVABLE       CAPITAL       OPTIONS ISSUED     DEFICIT         TOTAL
                        ------------    ------------    ------------     ------------   ------------    ------------   ------------

Balance, June 30, 2002    42,518,500    $     42,519    $         --     $  2,492,511   $         --    $ (3,302,998)  $   (767,968)


Issue of common
 stock for services        1,786,667           1,786              --          180,481             --              --        182,267

Common shares
 returned to treasury        (15,675)            (16)             --               16             --              --             --

Issue of common
 stock for
 options exercised         7,761,113           7,761            (571)          (6,985)            --              --            205

Contributed capital
 by shareholder                   --              --              --           75,000             --              --         75,000

Net loss                          --              --              --               --             --      (1,187,150)    (1,187,150)
                        ------------    ------------    ------------     ------------   ------------    ------------   ------------

Balance,
 June 30, 2003            52,050,605    $     52,050    $       (571)    $  2,741,023   $         --      (4,490,148)  $ (1,697,646)

Stock options issued              --              --              --               --        209,298              --        209,298

Deferred compensation             --              --              --               --         (9,442)             --         (9,442)

Issue of
 common stock
 for services             12,402,006          12,402              --        1,417,162             --              --      1,429,564

Issue of common
 stock for
 options exercised         6,482,319           6,482              --          203,965             --              --        210,447

Sale of common stock       2,264,799           2,265             571          167,404             --              --        170,240

Sale of common stock

  Credit
   Line/debentures        10,307,747          10,308              --          839,692             --              --        850,000

Common shares issued
   For acquisitions       29,753,472          29,753              --        3,231,938             --              --      3,261,692

Net loss                          --              --              --               --             --     (11,252,719)   (11,252,719)
                        ------------    ------------    ------------     ------------   ------------    ------------   ------------

Balance, June 30, 2004   113,260,948         113,261    $          0        8,601,184   $    199,856    $(15,742,867)     6,828,566
                        ============    ============    ============     ============   =============   ============   ============


                          UITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

1.   SIGNIFICANT ACCOUNTING POLICIES

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

CONSOLIDATION

These consolidated  financial statements include the accounts of the Company and
its  100%  owned   subsidiaries,   Y3K,   Incorporated   and   Ecuity   Advanced
Communications, Inc.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which is three to five years. The Company leases equipment that is capitalized. All leases are accounted for in accordance with Financial Accounting Board Statement No. 13 - Accounting for Leases. Amortization expense related to capitalized leases is included with depreciation expense.

SOFTWARE DEVELOPMENT COSTS

All software development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of the Company's ability to provide a product that is readily marketable. Amortization of capitalized software development costs are provided on a product-by-product basis using the straight-line method over each product's estimated economic life, which ranges from two to five years.

Software development costs also include capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. The Company did not complete the development of the website and the initial implementation costs were expensed in fiscal 2000.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Sales are comprised of gross revenues less provisions for estimated customer returns and other sales allowances. Customer returns are only available within 30 days of the sale and only in the event that the software does not perform as described by the Company. Such return policy will require the customer to write to the Company with the specifics of their claim that the software does not deliver as promised. The related reserves for these provisions are included in "Accounts Receivable, net" in the accompanying consolidated statements of operations. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. The Company has not incurred any significant amount of returns or sales allowances in fiscal 2003, 2001 or 2000. All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling are recognized in cost of sales.

The Company provides services for long distance and internet access. Revenues are recognized when the services are provided. Amounts prepaid by customers is credited to Deferred Revenues and recognized in the period they are earned.

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

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT WARRANTY

The Company records product warranty costs in the period in which the work is performed as a cost of sale.

INCOME TAXES

Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standard # 109, which requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations and accounts for options issued to non-employees for services under SFAS 123.

NET LOSS PER SHARE

Basic loss per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted loss per share is calculated in the same manner as basic loss per share amounts, except for the effect of the potentially issuable shares resulting from the exercise of outstanding stock options and warrants. Fully diluted earnings per share exclude potentially issuable shares that are anti dilutive.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS

The Company has adopted SFAS No. 141 Business Combinations that superseded APB Opinion No. 16 requiring the purchase method be used for all business combinations initiated after June 30, 2001. This statement requires that intangible assets that can be identified and named be recognized as assets apart from goodwill if they meet one of two criteria - the contractual-legal right criterion or the separability criterion. This statement also requires the primary reason for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

INTANGIBLE ASSETS

The Company has adopted SFAS No. 142 Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets with a definite life will be amortized under this statement while intangible assets with an indefinite life (goodwill) will not be amortized. Evaluation of the carrying cost of all intangible assets will be performed at least yearly and the carrying amount of the asset will be adjusted to the realizable value.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No.  143,  Accounting  for  Asset  Retirement  Obligations.  SFAS  No.  143
addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Companies must evaluate the carrying value of long lived assets to determine whether there is any impairment and to record cost associated with the retirement of such assets. The Company cannot determine if the adoption of SFAS No. 143 will have a material impact on the Company's consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred rather than when a commitment to an exit plan is made. The Company cannot determine if the adoption of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, An Amendment of FASB Statement No. 123. SFAS No. 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The Company will continue to account for stock-based compensation using the intrinsic value method and it has adopted the disclosure requirements of SFAS No. 148. The Company does not expect the adoption of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that financial instruments issued in the form of shares that is mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur, to classify such instrument as a liability instead of equity. The Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company's consolidated financial statements.

2.  OPERATING SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Registrant are in the United States as of the year ended June 30, 2004 and for all prior periods. The Company currently operates in one segment.

Proforma summary results of operations for Ecuity Advanced Communications, Inc. for the six months ended June 30, 2004, representing the six months of the Company's reporting period, that is associated with the asset purchase of Fox is summarized as follows:

Revenues for the six months ended June 30, 2004       $ 2,133,560
Cost of Sales                                           1,350,943
                                                      -----------
Gross Margin                                              782,617
Selling, General and Administrative                     1,672,461

Impairment, depreciation and amortization               3,643,254
                                                      -----------
    Operating income for the six month period          (4,533,098)

Other income (expense)

Interest                                                 (148,050)
Discontinued operation (long distance)                    284,085
                                                      -----------

     Net loss for the six month period                $(4,397,063)
                                                      ===========


3.   NATURE OF OPERATIONS AND GOING CONCERN

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

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

3. NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain minimum operations and meet debt service obligations, the Company needs to raise a minimum of $5,000,000 over the next 12 months. It anticipates that it will be able to raise these funds through its Equity Line of Credit Agreement with Cornell Capital Partners, LLC under which it may obtain up to $20,000,000 in equity financing or through additional debt instruments. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   ACQUISITION OF ASSETS AND SUBSIDIARIES

Effective March 22, 2002, Ecuity, Inc. (formerly Y3K Secure Enterprise Software, Inc.) acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction.

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

The transaction resulted in the Zeballos shareholders holding a total of 22,707,126, or 56% of the total issued and outstanding shares of 40,788,500 and Y3k, Inc., shareholders having a total of 18,081,374, or 44% of the total issued and outstanding shares after the close of the acquisition. Even though Ecuity shareholders ended up with 44% of the total issued and outstanding shares after the acquisition the former shareholders of Y3K Incorporated did have control as outlined in items (b), (c), and (d) of paragraph 17 of SFAS 141.

-    the existence of a large minority voting interest in the combined entity
-    control of the board of the combined entity
-    domination of the senior management of the combined entity

Accordingly, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Ecuity, Inc.

Ecuity, Inc. had a net asset deficiency at the acquisition date, therefore, the 13,100,000 shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $25,743 charged to deficit. Y3K Incorporated is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

4.   ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED)

     The acquisition is summarized as follows:

    Current Liabilities

         Accounts payable                                        $      25,743
                                                                 -------------

    Net Asset Deficiency                                         $     (25,743)
                                                                 =============

FOX COMMUNICATIONS, INC. - Effective January 2, 2004, Ecuity, Inc. through its wholly owned subsidiary Ecuity Advance Communications (Initially incorporated under the name "Ecuity Holdings, Inc."), a Washington corporation ("EAC"), the Company entered into a contract to purchase a substantial portion of the assets ("Assets") and liabilities of Fox Communications, Inc., a Washington corporation ("Fox"). The purchase (the "Transaction") pursuant to an Asset Purchase Agreement ("Purchase Agreement") was closed on January 14, 2004.

Fox Communications Corporation formerly Phonelink, Inc. ("Fox") is in the business of providing business and residential long distance telephone service, cellular airtime, internet dial up, web design, web hosting services, and paging and equipment sales. Fox was incorporated in the state of Washington on January 5, 1989.

The acquisition was based on cash, common shares and a Note Payable as follows:

$3,775,000 in a note payable by Ecuity and 6,722,722 shares of Ecuity, Inc.'s common stock. Based on the closing bid price for the Company's common stock on January 14, 2004 of $.17 per share, the shares issued to Fox in connection with the asset purchase have been valued at $1,151,882. The total transaction has been valued at $6,708,103 of which $1,781,221 consisted of net assets acquired. The Company has paid $300,000 toward the cash portion of the purchase price and the balance of $3,475,000 is to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by Ecuity. The original note called for payments that were in default on their initial due date of March 5, 2004. Subsequently, the Company negotiated a revised note payment schedule, which called for a total payoff on or before December 1, 2004 of the $3,475,000 balance plus accrued interest. The terms of the asset purchase agreement provide that the final payment may be reduced by an amount representing the total of accounts receivable, less the sum of the accounts payable, accruals and deferred income balances. However, as a result of the note payment extension, this offset to the note balance amount has now been limited to $450,000.

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

The assets acquired by Ecuity, Inc. include the competitive local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included the recently upgraded Network Operation Center ("NOC") that allows for the significant expansion of unified end-to-end communication solutions through the addition of voice over IP (VoIP).

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

4. ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED)

In addition to the growth of the unified products and services, ECUITY believes that the new NOC increases efficiencies, reduces costs and has a positive impact on operating revenue. The Assets acquired by the Company include:

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

     The allocation of the Fox assets acquisition is as follows:

                  Accounts Receivable          $   726,894
                  Property and Equipment         1,119,693
                  Other Assets                     343,088
                  Intangible Asset               4,518,428
                                               -----------
                           Total Allocation    $ 6,708,103

KARUNGA TECHNOLOGIES, INC. - At a Board of Directors meeting on February 22, 2004, Ecuity, Inc., voted to complete the purchase of the ICS Technology from Karunga Technologies, Corporation ("Karunga"), a Utah Corporation. The technology acquisition was completed effective June 15, 2004.

Ecuity and Karunga have worked together over a period in excess of three years, initially with Karunga as a Licensee of Ecuity, and subsequently, for a period of two years, as joint venture partners, pursuant to a series of agreements, both written and oral, working together to leverage each others resources, abilities and assets to jointly create a viable business model, to generate adequate cash flow to continue and build joint operations, and to jointly pursue adequate financing to support the acquisition of strategically important partners, each relying on the other that at the appropriate time, and in the most strategic manner, the two companies would formally come together.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

4. ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED)

The Agreement to purchase all assets and liabilities related specifically to the ICS Technology, its development and deployment, (hereinafter Purchased Technology or ICS), including all intellectual property rights associated with ICS was completed pursuant to a Technology Asset Purchase Agreement ("Purchase Agreement") dated February 22, 2004, which was ratified by the Board of Directors of Karunga on June 15, 2004. The acquisition was based on the issuance of commons shares, the assumption of certain obligations of Karunga, the granting of options and warrants as follows:

The issuance of 23,030,750 shares of common stock, the issuance of 750,000 options to purchase common shares at prices ranging from $.10 per share to $.25 per share, the issuance of 433,438 warrants to purchase common shares at $.50 on a 1 to 1 basis, the assumption of $70,000 in general bills from Karunga and the issuance of a new convertible promissory note to a third party in the principal amount of $492,165, bearing interest at the initial rate of 7% per annum rising to 14% on any defaults. The newly issued note replaces the note wherein the Company had acted as a guarantor of the note issued by Karunga to the third party in the amount of $400,000 (which was expensed for the year ended June 30, 2004). The increase in the new note issued by Ecuity, $92,165, has been classified as interest expense in the current year.

In addition, the convertible note has warrants attached that provide for the issuance of 333,333 common shares at the price of $.20 per share. Additionally, the beneficiary of the new note is contractually entitled to one million common shares of the Company's common stock, which has been expensed as additional interest, in consideration for extending the due date of the note as well as providing for a payment schedule extending through December 31, 2004. These shares have not yet been issued and accordingly are classified as a liability until the transfer agent actually issues said shares. The total transaction was valued at $2,280,994. This was based on the stock price of June 15, 2004 at a per share price of $.096 and based on the number of shares issued the total stock value was $2,210,994. In addition to the stock value Ecuity assumed $70,000 of Karunga's liabilities (based on an allowance) which brings the total cost to $2,280,994. Since the $400,000 portion of the note had been expensed in a prior year, and the incremental portion of the newly issued note of $492,165 replaced the prior guarantee of $400,000, $92,165 has been expensed as interest, and accordingly the prior guarantee and newly issued replacement note are not included in the in the current year purchase valuation. The total acquisition valuation of $2,280,994 was allocated to intangible assets and has been treated as a current year impairment for the ICS technology since there has been no historic revenues.

An employment agreement was provided to Shane Smith, a key employee of Karunga, who is now acting as the Company's Chairman of the Board and CEO. Mr. Cedric Griss was also retained by the Company on an ongoing basis as the key developer of the ongoing upgrades of ICS without any written contract. Mr. Smith's contract provides for salary, benefits, stock options and a defined length of employment.


                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

5.       LOANS AND OTHER OBLIGATIONS PAYABLE

                                                                      2004          2003
                                                                    ---------     ---------

     a) Loan due to bank - defaulted in year 2001 (unsecured)       $ 155,666     $ 155,666


     b) Unsecured loans, payable on demand,
         with interest ranging from 10% to12% per annum               661,589       328,500

     c) Promissory note payable bearing interest at 7%
         per annum increasing to 14% upon default                     466,165       400,000

     d) Promissory notes to Cornell Capital at 12% per annum        1,050,000

     e) Contract for advance lock box receipts                         78,641

     f) Note due to Fox Communications, Inc.                        3,475,000
                                                                  ----------

       Total Loans Payable                                        $5,887,061    $  884,166
                                                                  ==========    ==========


     a) This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year.

     b) There are five private parties comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $322,500, is one of the Company's original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender is a private individual with a loan in the amount of $30,000. He is also a non-related third party. The remaining loans are from private individuals in the amounts of $5,000, $3,000 and $3,000 respectively. These individuals are non-related parties.

c) The promissory note payable arises as a result of the Company converting a previous guarantee of the indebtedness of an arm's length company with whom the Company has entered into an agreement to develop, license and market software, in exchange for a new note which was executed after the Company purchased the Karunga ICS technology.

d) Cornell Capital Partners issued a note with an initial principal amount of $350,000 and also issued a note in the initial principal amount of $1,000,000. Both notes were paid down by $150,000 each from the sale of common stock under the terms of the Equity Line of Credit. Since the Company's stock has declined significantly from the date of the initial loan, Cornell believed it would not be in their or the Company's best interest to continue to sell shares into the marketplace to repay the debt and have held off selling shares into the marketplace for an undetermined period.

e) EAC contracted with the bank that controls the lock box system for the collection on those accounts that pay by mail. The agreement provides that portions of the daily cash receipts are applied to the loan. The loan interest is estimate at an annual rate of 26%

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

5. LOANS AND OTHER OBLIGATIONS PAYABLE (CONTINUED)

f) The note was issued by Ecuity Advanced Communications is guaranteed by all of its assets. Additionally Ecuity Advanced Communications, Inc. note to Fox is guaranteed by Ecuity, Inc.

g) Capital Lease Obligation (Judgment)-During the year ended June 30, 2001, the Company defaulted under certain equipment lease obligations and the leased property was repossessed. The lessor has obtained a judgment in the amount of $121,565 which has been recorded in full in the accounts.

    CONVERTIBLE DEBENTURES

    Convertible debentures due to
     Cornell Capital, Inc. bearing interest
     at 5% per annum all due and payable January 7, 2007       $  200,000
                                                               ==========

Convertible debenture were initially issued at a face value of $350,000, less an initial discount of 10%, less attorney fees. Cornell Capital Partners purchased all of the debentures. The Company has filed a SB-2 registration statement in order to register 60,000,000 common shares that may be issued under the terms and conditions of the convertible debentures. Under the terms of the agreement, Cornell Capital Partners sold common shares sufficient to reduce the debt by $150,000. The Company has the option to pay the debentures plus accrued interest on the due date above, or at the option of the holder of the convertible debentures they may be converted to common stock of the Company at the option price of either 120% of the stock market price at the date of the execution of the Convertible Note, or at any time based on 80% of the 5 day price of the stock prior to the conversion date election, at a price whichever is lower.

STANDBY EQUITY DISTRIBUTION AGREEMENT

On February 2, 2004 the Company filed a SB-2 registration statement in order to register 60,000,000 common shares under the Equity Line of Credit and a revised SB-2 registration statement was filed March 15, 2004 and became effective May 12, 2004. The revised Equity Line of Credit (now called the "Standby Equity Distribution Agreement" or "SEDA") provides that we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance.

6. CAPITAL ASSETS

The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.


                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

6. CAPITAL ASSETS (CONTINUED)

JUNE 30, 2004

-------------------------------------------------------------------------------------------------------------
Description of Asset     Cost or initial      Additions       Impairment      Accumulated          Net
                         Valuation Basis                        (Note a)      Depreciation         Book Value
-------------------------------------------------------------------------------------------------------------
Computers and
 Equipment                     $  466,416           49,827          200,137           25,185          290,921
                               ----------       ----------       ----------       ----------       ----------
Computer Software                 113,229           28,388          103,417            2,163           36,037
                               ----------       ----------       ----------       ----------       ----------
Switch Equipment                  109,969            1,332           56,411               27           54,863
                               ----------       ----------       ----------       ----------       ----------
Switch Equip. Internet            328,719           79,194          321,312            6,475           80,126
                               ----------       ----------       ----------       ----------       ----------
Furniture and Fixtures             17,211                0           17,211                0                0
                               ----------       ----------       ----------       ----------       ----------
Leasehold Improvements             40,318           25,043           40,318              333           24,709
                               ----------       ----------       ----------       ----------       ----------
Dialers                            27,883                0           27,883                0                0
                               ----------       ----------       ----------       ----------       ----------
Office Equip                       10,352            3,892              732              822           12,690
                               ----------       ----------       ----------       ----------       ----------
                               $1,114,097          187,676          767,421           35,005          499,346
                               ----------       ----------       ----------       ----------       ----------

JUNE 30, 2003

-------------------------------- ------------------------- --------------------
Description                                     Accumulated
of Asset                       Cost Basis       Depreciation    Net Book Value
-------------------------------------------------------------------------------
Office Furniture and Computers $   20,683           15,914            4,769
                               ----------       ----------       ----------

All Furniture and computers from June 30, 2003 have been eliminated from the totals for the year ended June 30, 2004 as they are no longer on hand.

Note (a) The initial values that were set for the Fixed Assets purchased from Fox Communications, Inc., based on internal valuations of said assets. Further, the Company was provided a detailed list of assets by Fox Communications for which a number of items could not be specifically identified. The Company engaged an outside valuation firm to provide values necessary to price the transferred assets, however, there were a substantial amount of "unvalued" items since they could not assess value. The Company then proceeded to identify the assets that were physically on hand after the Fixed Assets were transferred to the new operating facility as well as those that were identifiable at the
Company's network operating center ("NOC"). The values placed on these items were primarily those items that were specifically identified with a corresponding lease obligation. In addition, the current items also include assets purchased subsequent to January 2, 2004. The initial valuation that was set up for the March 31, 2004 financials, the additions at cost and the impairment to the initial balances are identified in the above schedule. The Fixed Assets have been adjusted to reflect the impairment charge to the carrying values.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

7. ACQUIRED CUSTOMER LIST

The following table presents the components of the Company's acquired definite life intangible assets and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of June 30, 2004:


                          INITIAL                                    NET
                         CARRYING                   ACCUMULATED    CARRYING
                           VALUE      IMPAIRMENT    AMORTIZATION    VALUE

Acquired Customer
   List for Telephony
   and ISPs            $ 4,518,428     2,654,428     186,400       1,677,600


      During the year ended June 30, 2004, the acquired Customer List decreased as a result of the costs of the assets purchased from the Fox Communications, Inc., in excess of what was identified based on an outside valuation at $1,864,000 as of the date of purchase. This decrease in value resulted in the impairment of the Customer List in the amount of $2,654,428 which has been written off. The amortization of the acquired customer list purchased from Fox is being amortized over its projected useful life of five (5) years commencing January 2, 2004.

Acquisition-related amortization in the Consolidated Statements of Operations for the year ended represents the amortization of definite life intangible assets. The Company's definite life intangible assets consist of customer lists and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscribers of ISPs, but exclude any acquired hardware and software. Generally, definite life intangible assets are amortized on a straight-line basis over five years from the date of their respective acquisitions. Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $93,200 every three-month period and for the years ending June 30, 2004 through June 30, 2009 as follows:

         Year Ending June 30, 2004                             $186,400
         Year Ending June 30, 2005                             $372,800
         Year Ending June 30, 2006                             $372,800
         Year Ending June 30, 2007                             $372,800
         Year Ending June 30, 2008                             $372,800
         Year Ending June 30, 2009                             $186,400

8.   LEASE COMMITMENTS

The Company is currently leasing two office spaces as follows.

The prior corporate offices at 108 Stewart St, Puyallup, WA were vacated and there is no further lease obligation.

As part of the xSides Agreement, effective September 3, 2003, ECUITY has leased office space to accommodate employees of xSides and provide housing for Ecuity's network

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

8.   LEASE COMMITMENTS (CONTINUED)

equipment. The office space is located at 100 South King Street, Suite 525, Seattle, WA 98104 and comprises 2,302 sq. ft. of rentable space. The lease is for one year with a base rent of $3,165 per month. The Company terminated the lease without renewal and vacated the premises at the lease termination date.

Effective February 1, 2004 the Company obtained new corporate offices at 800 Bellevue Way, Suite 600, Bellevue, WA 90004. These new offices were leased (as a sub-lease) to accommodate the space requirements for Ecuity personnel (formerly the personnel associated with Fox Communications, Inc.) as well as the new corporate offices of the Company.

The sub-lease is for 11,046 sq. ft. with an expiration date of October 31, 2007 with an initial lease rate of $9,205 per month with periodic increases through the lease termination date.

The lease commitments through the lease terms of all leases are as follows:

                           Year 2005               $142,566
                           Year 2006                160,172
                           Year 2007                176,736
                           Year 2008                 60,752
                                                   --------
                                       Total       $540,226
                                                   ========
9. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At June 30, 2004 the Company had remaining stock options (16,567,100) and warrants (5,336,325) totaling 21,903,425 common shares that has been granted to various employees, directors, consultants and lenders at prices ranging from $.02 to $.75 per share. During the year ended June 30, 2004 options were issued to 2 former directors totaling 920,000 common shares at a price of $.11 per share. As part of the purchase of assets of Fox Communications, Inc., options were issued to key employees totaling 10,375,000 common shares at a price of $.11 per share, vesting quarterly over the term of four years as long as they continued as employees of the Company (this includes an additional 4,000,000 options that were granted to Frank Maros for his position as President of Ecuity Advanced Communications- Mr. Maros has since resigned as of September 17, 2004). Total options granted and outstanding at June 30, 2004 total 16,567,100 at exercise prices ranging from $.02 to $.40 plus warrants issued totaling 5,336,325 which provide for the purchase of common shares on a 1 to 1 basis at prices ranging from $.11 to $.75 per share. At June 30, 2004 there were a total of 7,777,444 options and 4,586,325 warrants vested.

10.    RELATED PARTY TRANSACTIONS

Consulting Fees

The Company has consulting agreements with its President, its Secretary/Treasurer, its Vice President Development and a major shareholder. Consulting fees paid or accrued to these stockholder/officers for the year ended

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

10.    RELATED PARTY TRANSACTIONS (CONTINUED)

June 30, 2004  totaled  $292,223  ($192,000  as  reported  in 2003 and  $144,000 exclusive of James Stephens). Commencing July 1, 2002, the consulting agreements were set at the monthly rate of $4,000 (except for Mr. Smith/Vice President Development which became effective June 1, 2004) with the caveat that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining satisfactory cash flows from funding sources or from a revenue stream, the Board of Directors would renegotiate the base rate on the consulting agreements. The annual base rates were increased to the amounts listed below effective January 1, 2004 (June 1, 2004 for Mr. Smith).

       Mr. King Cole, President and CEO                               $ 120,000
       Mr. Leon Caldwell, Secretary/Treasurer                         $  84,000
       Mr. Jeffrey Haberman, founder and consultant                   $ 120,000
       Mr. Shane Smith                                                $ 120,000

       Unpaid consulting fees to stockholder/officers
        at June 30, 2004 are as follows:
       Mr. King Cole, President and CEO                               $  60,335
       Mr. Leon Caldwell, Secretary/Treasurer                         $  50,800
       Mr. Jeffrey Haberman, founder and consultant                   $  41,715
                                                                      ---------
              Total unpaid wages and consulting fees                  $ 152,850
                                                                      =========

The Company is indebted to Mr. Jeff Haberman in the form of two notes payable, one in the amount of $153,700 and at a rate of 10% and the second in the amount of $20,000 at a rate of 12%. Both notes are due on demand.

11.    INCOME TAXES

The provision for deferred income taxes results from temporary differences between financial statement and taxable income. Deferred taxes are classified as current or non-current based on the expected period of realization. The nature and components of temporary differences are as follows:

      Deferred tax assets

           Net operating losses carried forward        $   5,300,000
           Less:  Valuation allowance                     (5,300,000)
                                                       -------------
                                                       $          --
                                                       =============

The NOL carryforward of $15,742,867 expires beginning in 2020. Because of the inherent uncertainty of the Company generating sufficient taxable income prior to the expiration of the loss carryforward, a valuation allowance has been provided for the entire deferred tax asset. State taxes in Washington State are paid as Business and Occupancy taxes and are based on gross revenues. The total paid for the year by Ecuity Advanced Communications was $25,286.00

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

12.    STOCK BASED COMPENSATION

The Company has an incentive stock option plan, which includes substantially all employees. A total of 16,287,100 shares of common stock are subject to the plan. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, however, incentive stock options may only be granted to employees.

The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of the Company, in which case the term will be for five years from the date of the grant. The per share exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees in accounting for this plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan according to the method prescribed under Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based Compensation Plans, the Company's net loss would not have increased materially for the years ended June 30, 2004 and 2003.

Capital stock is issued to consultants and non-employees from time to time in exchange for services performed for the Company. The cost of the services is charged to operations and additional paid-in capital is increased by the excess of the cost of the services over the par value of the common stock issued. In addition, under SFAS No. 123 the Company is required to calculate the option value of stock options and warrants issued to non-employees using the Black Scholes Merton formula. Under this method, issued options and warrants were determined to have a cost to the Company of $199,856.


                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

12.    STOCK BASED COMPENSATION (CONTINUED)

During the year, the Company issued 12,402,006 shares of common stock for services amounting to $1,429,564 as follows:

          Person/Class       # of Shares issued        Consideration               Date of          Description of
                                                         (Value of               Transaction        Services Rendered
                                                          Service)
     --------------------------------------------------------------------------------------------------------------

     Individual                           30,000                   $900.00  August 22, 2003         Intro  Software
                                                                                                    Company

     Corporation                         270,155               $ 24,812.00  August 22, 2003         Promotional
                                                                                                    campaign

     Individual                           24,000               $  1,200.00  August 22, 2003         Server Set Up
     Attorney                            100,000               $  1,800.00  August 26, 2003         Legal Fees
     Attorney                            100,000               $  1,800.00  August 26, 2003         Legal Fees
     Cornell Capital                   1,555,556               $113,332.00  Sept. 16, 2003          Equity Line
     --------------------------------------------------------------------------------------------------------------

     William Cox                       1,133,333               $136,000.00  Dec. 11, 2003           Severance
     David Canon                         200,000               $ 34,000.00  Nov. 11, 2003           Intro to
                                                                                                    Entertainment
                                                                                                    Group

     Individual                                                $  9,000.00  Oct. 1, 2003            Consulting
                                          50,000

     Individual                          500,000               $ 45.000.00  Nov. 6, 2003            Promotional
                                                                                                    Services

     Individual                           50,000               $  7,000.00  Nov. 3, 2003            Legal Fees
     Jack Orr, Esq.                      150,000               $ 25,000.00  Nov. 4, 2003            SEC Work
     Jeffrey Galpren                   1,500,000               $210,000.00  Nov.  3, and  Dec.  1,  Planning, and
                                                                            2003                    financial
                                                                                                    consulting

     Individual                           50,000               $  7,000.00  Nov. 3, 2003            Consulting
     Individual                           58,824               $ 10,000.00  Nov. 5, 2003            Interest on Note
     Individual                           50,000               $  7,000.00  Nov. 3, 2003            S-8 work
     Corporation                         500,000               $ 45,000.00  Nov. 6, 2003            Promotional
                                                                                                    services

     Individual                          600,000               $102,000.00  Nov. 13, 2003           Business
                                                                                                    Development

     Individual                           50,000               $  9.000.00  Oct. 1, 2003            Consulting
     Corporation                         425,088               $ 36,014.00  Oct. 28, 2003           Commission on
                                                                                                    stock sale and
                                                                                                    Webcast
     --------------------------------------------------------------------------------------------------------------
     Pearl Communications                 60,000               $ 11,400.00  Jan. 08, 2004           Shares for
                                                                                                    marketing

     David Canon                         250,000               $ 45,000.00  Jan. 08, 2004           B of D Bonus



                          ECUITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

12.     STOCK BASED COMPENSATION (CONTINUED)

          Person/Class        # of Shares issued       Consideration               Date of          Description of
                                                         (Value of               Transaction        Services Rendered
                                                          Service)
     --------------------------------------------------------------------------------------------------------------
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

     Individual                           18,900               $  2,835.00  Feb. 01, 2004           Stock in lieu of
                                                                                                    wages

     Individual                           59,727               $  6,570.00  Feb. 29, 2004           Stock in lieu of
                                                                                                    wages

     Jeffrey Galpren                   1,500,000               $180,000.00  Jan.  9,  Feb.  20 and  Planning,
                                                                            March 19, 2004          financial
                                                                                                    consulting

     Individual                           50,000               $  5,000.00  March 16, 2004          Business
                                                                                                    Development

     Individual                          130,000                   $14,300  April 22, 2004          Financing
     Individual                           59,090                    $6,500  April 26, 2004          Marketing
     Mark Mooney                         450,000                   $31,500  Sept 11, 2003           Correction
     Jeffrey Galpren                   1,000,000                   $90,000  June 11, 2004           Consulting
     Tribes                               50,000                    $3,500  Sept 04, 2003           Correction
                                      ------------------------------------

     Totals                           12,402,006                $1,429,564
                                      ==========                ==========

Common shares accounted for as a liability that will be issued subsequent to year end.

                                Number of Shares           Amount       Contract Date       Description

     Ray Weller                       1,000,000           $170,000      April 2, 2004       Interest expense
     Mark Mooney                       (400,000)          $(28,000)     Sept 11, 2003       Correction to
                                                                                            cancel over issue


       Changes in outstanding stock options are as follows:

                                                   PRICE            WEIGHTED
                               SHARES              RANGE            AVERAGE
                           ---------------- -------------------- ---------------

Balance, June 30, 2002          14,024,489        0.0001-0.40         0.03

Granted                          1,933,138        0.03-0.105          0.05
Exercised                       (7,761,113)         0.0001            0.0001
Expired                           (150,000)          0.20             0.20
                           ---------------- -------------------- ---------------

Balance, June 30, 2003           8,046,514  $     0.0001-0.40    $    0.08

Granted                         13,700,459          .02-.36            .107
Exercised                       (4,472,219)          .0001             .0001
Expired                           (707,654)        .0001-.40           .19
                           ---------------- -------------------- ---------------

Balance, June 30, 2004          16,567,100          .02-.40            .118
                           ================ ==================== ===============


                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

12. STOCK BASED COMPENSATION (CONTINUED)

       As at June 30, 2004, stock options outstanding are as follows:

                OUTSTANDING OPTIONS                                   EXERCISABLE OPTIONS
----------------------------------------------------    ------------------------------------------------
                                        WEIGHTED                                            WEIGHTED
      PRICE                              AVERAGE             PRICE                          AVERAGE
      RANGE              NUMBER           PRICE              RANGE           NUMBER          PRICE
------------------- ----------------- --------------    ----------------- -------------- ---------------

$      0.02-0.40         16,567,100   $   0.118         $     0.2-.040       7,777,444   $    0.130

As at June 30, 2004, warrants to purchase common shares outstanding are as follows:

               OUTSTANDING WARRANTS                                  EXERCISABLE WARRANTS
----------------------------------------------------    ------------------------------------------------
                                        WEIGHTED                                            WEIGHTED
      PRICE                              AVERAGE             PRICE                          AVERAGE
      RANGE              NUMBER           PRICE              RANGE           NUMBER          PRICE
------------------- ----------------- --------------    ----------------- -------------- ---------------

$      0.06-0.75          5,336,325   $   0.295         $     0.6-.075       4,586,325   $    0.221


The value of options granted under the stock option plan during 2003 and 2004 is $Nil. Accordingly, no adjustment would be made to earnings calculated under the alternative method of accounting for stock options described in SFAS No. 123 - "Accounting for Stock Based Compensation".

13.    DISCONTINUED OPERATIONS

A portion of the Company's revenue was generated by landline conferencing services. In order to bundle the VoIP services for conference calling, the Company sold off its traditional landline conference calling services (effective July 7, 2004) that were purchased as part of the Fox asset purchase agreement. Although the traditional landline conferencing services were profitable, the Company anticipated that the margins would be declining and would not be a fit with the marketing of our VoIP technology and the related enhanced conferencing features. The revenues and cost of sales associated with these EAC services have been reported as a discontinued operation at June 30, 2004.

14.    COMMITMENTS AND CONTINGENCIES

Strategic Partnerships/Alliances

The Company has entered into a Strategic Alliance Agreement and a Licensing Agreement with Market Matrix, Inc., a non-related third party, in an arm's length company. The Company has obtained the rights in perpetuity in a non-exclusive agreement to license and brand the Commerce Manager software. The Agreement calls for the mutual marketing of the Commerce Manager and the Company's Market Portal, and the integration of the two products.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

15.    CONCENTRATION OF SALES AND PURCHASES

The Company's subsidiary, Ecuity Advanced Communications has no customers that exceed ten (10%) percent of annual sales, however, there are three vendors with purchases that exceed ten (10%) percent of the cost of sales. These vendors and their purchase amounts are as follows (rounded to 000"s):

       JAMBOTECH                                               $222,000
       QWEST                                                   $237,000
       MCI                                                     $334,000

16.    PRO-FORMA INFORMATION

The following table presents the pro-forma information for the year ended June 30, 2004 as if the acquisition of the Fox assets had taken place at the beginning of the Company's fiscal year.

      Revenues                                      $    10,103,481
      -------------------------------------------------------------
      Loss from continuing operations               $    (3,144,312)
      -------------------------------------------------------------
      Discontinued Operations                               284,085
      -------------------------------------------------------------
      Net Income (Loss)                             $    (3,144,312)
      -------------------------------------------------------------
      Loss per share                                $          (.04)
      -------------------------------------------------------------

17.   401(K) PLAN

Along with the acquisition of the Fox assets, the Company adopted the existing 401(k) plan. The plan in accordance with IRS regulations which is open to all employees who are over the age of 21 and have three months of service. The plan allows employees to make salary reductions in the plan which are deferred from federal income taxes until withdrawn normally at retirement. Employees who have at least 1,000 hours of service may share from the Company's contributions if any to the plan. There is no obligation on the Company's part to contribute, however, the employee's share of the distribution is apportioned by his gross wages to the gross wages of all eligible participant for the plan year. Employers contributions to employees accounts vest at 20% per year of service.


                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

18.   SUBSEQUENT EVENTS

Options and warrants- The Company has issued additional options and warrants to its officers, directors, employees and outside consultants. Options and warrants issued are summarized as follows:

                                                                    New issues
      --------------------------------------------------------------------------------------------------------------
      Number of Options        Options Cancelled       Officers and           Employees       Price Range
      issued                                           Directors
      ------------------------ ----------------------- ---------------------- --------------- ----------------------
      18,805,334               4,149,876               13,300,000              5,505,334      $0.02 to $0.04

      Number of Warrants
      Issued

      5,600,000                                        1,800,000                              $.025 to $.50
      ------------------------ ----------------------- ---------------------- --------------- ----------------------

Loans by two officers were made in conjunction with the warrants issued above as follows:


      Warrants issued to:                              Number of
                                                       Warrants               Loan Amount
      ------------------------ ----------------------- ---------------------- -------------------
      President                                            800,000               $22,000
      ------------------------ ----------------------- ---------------------- -------------------
      Officer of EAC                                     1,000,000               $27,500
      ------------------------ ----------------------- ---------------------- -------------------

Common stock issued - The Company has issued common shares for services as follows: (summarized by type of service)

      Person/Class                  # of Shares issued                Consideration
                                                                      (Value of        Description of Services Rendered
                                                                      Service)

     Individuals                           10,545,454                  $ 348,126       Consulting Services
     Individuals                            2,062,500                  $  80,375       Loan Fees/Loan Services
     Individual                                50,000                  $  2,500        Investors Meeting Room
                                           ----------                  ---------

                                           12,657,954                  $ 428,501
                                           ==========                  =========

Common stock issued - The Company has issued common shares for cash and collateral as follows:

        Person/Class                # of Shares issued               Proceeds
Individuals                             12,000,000                  $ 130,000

Additionally, 5,000,000 common shares were placed with Jeffrey Galpern as collateral on a short term loan for $64,000 which is part of the $296,000 in new loans listed below.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

18.  SUBSEQUENT EVENTS (CONTINUED)

  New Loans - The Company has received various short term loans as follows:

From officers and directors                           $ 49,500
Private individuals                                   $296,000
Cornell Capital (to pay off prior loan from ADP
including accrued interest - no proceeds
 were received by the Company)                        $205,000
                                                      --------
New loans                                             $550,500
                                                      ========

Potential acquisitions/mergers - The Company has entered into two letters of intent with companies that in management's opinion will enhance both our technology and our product offerings. The first company is in the business of marketing and deploying Commerce Software engines, content management software and related products and services and the technologies related to the delivery and deployment of these services. These applications can be integrated into our Ecuity Communication Server and other Ecuity software applications. The second company is in the business of marketing and deploying ISP services, Wi-Fi services, and related products and services and has developed certain technologies, strategic configurations and methodologies for delivery and deployment of ISP and Wi-Fi services and related technologies including, but not limited to, enhanced security capabilities.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Morgan & Co. - On April 15, 2004, the Board of Directors of the Company dismissed the independent accounting firm of Morgan & Co. ("Morgan") as its independent auditors. The dismissal of Morgan was made by the Board of Directors, in consultation with Morgan, based on Morgan's decision to not register with the Public Company Accounting Oversight Board as required under
Section 102 of the Sarbanes-Oxley Act of 2002. Because of Morgan's decision to not register, it was no longer eligible to audit the Company's financial statements. In connection with its audits for the two most recent fiscal years ended June 30, 2002 and June 30, 2003 and through the date of this report, there have been no disagreements with Morgan & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the two most recent fiscal years and through the date of this report, there have been no reportable events (as defined in Regulation S-B Item 304 (a) (1) (v)).

Retention of De Leon & Company, P.A. - The Board of Directors of the Company has engaged De Leon & Co., P.A. ("De Leon") to serve as the Company's new independent accountants for the fiscal year ending June 30, 2004. As of April 19, 2004 a formal engagement letter was executed with De Leon & Company, P.A. During the two most recent fiscal years ended June 30, 2002 and June 30, 2003 and through the date of this report the Company did not consult with De Leon regarding any of the matters or events as set forth in Regulation S-B Item 304
(a) (2) (i) and (ii).

PRINCIPAL ACCOUNTANT FEES AND SERVICES - De Leon & Company., P.A. acts as the principal auditor for Ecuity, Inc. and also provides certain other audit-related services. The Audit (Board of Directors) Committee pre-approves all services provided by De Leon & Company., P.A. to Ecuity, Inc. These policies and procedures provide a detailed description of the services that may be performed as well as limits on the fees (as may be adjusted for extra work) for the services. The fees for the services provided by De Leon & Company., P.A. for the audit year ended June 30, 2004 was $64,000. Of this fee, $45,000 has been paid through October 21, 2004.

ITEM 8A. CONTROLS AND PROCEDURES: The Company, under the supervision and with the participation of its management, including the President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.
Based on that evaluation, the President and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

 There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                                Age              Position with Company             Served as a Director or
                                                                                       Officer Since
--------------------------------------------------------------------------------------------------------------
Shane Smith                         55               Chairman of the Board/CEO         March 24, 2004

King Cole                           52               President                         March 22, 2002

Leon M. Caldwell                    55               Secretary/treasurer               March 22, 2002

Steve Forbes                        52               Director                          March 05, 2004
   (Mr. Forbes resigned 10/1/04)

Frank Maros                         55               Director/President EAC            March 05, 2004
  (Mr. Maros resigned 9/1/04)

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

SHANE SMITH, age 55, was appointed as Chairman of the Board of Directors on March 24, 2004. He initially became our Executive Vice President of Business Development and was appointed to the Board of Directors on February 11, 2004. Mr. Smith then became the CEO of Ecuity, Inc., thus relieving Mr. Cole from some of his responsibilities. Mr. Smith was a founder, CEO and member of the board of Karunga Technologies Corporation, the developer of the ICS secure communication system. In helping to found Karunga, he was its first COO and was primarily responsible for the initial launch of initial business operations. He has held three positions in Ecuity, Inc.: Vice President of Business Development, Executive Vice President, and currently is its President and CEO. Prior to founding Karunga Technologies, Mr. Smith spent 25 years practicing business law. Much of his practice focused on advice to growing companies at critical stages, including numerous technology companies. He has served as a director on the boards of numerous companies and charities. Mr. Smith earned a B.A. degree in English Literature from Brigham Young University and a Jurist Doctor degree from the J. Ruben Clark School of Law at Brigham Young.

KING COLE, our President, age 52, joined Ecuity, Inc. in March 2000 and is responsible for overseeing all day-to-day operations, administration and human resources. Mr. Cole has earned a Bachelor of Science degree in biological science from Gonzaga University and a Masters of Biological Sciences from Washington State University. Since 1998 Mr. Cole has owned his own business consulting firm specializing in business management. From 1991 to 1998 he was a regional manager for Jillian's, a national entertainment and hospitality chain. From 1998 to 2000 Mr. Cole owned and operated a business consulting sole proprietorship. He was a consultant for the City of Tacoma, WA, as well as other clients. Mr. Cole has managed large staffs and has held the position of general manager with several large businesses including Seattle's Schwartz Brothers restaurants.

LEON M. CALDWELL, our secretary/treasurer, 55, was one of the original founders of Y3K, Inc. the private company that was acquired by Ecuity, Inc. in March 2002. Mr. Caldwell has extensive experience as a financial executive commencing with Arthur Anderson & Co. from 1970 to 1973, served as the assistant to the Treasurer at Daylin Inc. from 1973 to 1976, acted as a financial consultant from 1977 to 1985, became the Chief Financial Officer for Southern California Consultants, Inc.; from 1985 to 1991, served as Vice-President of Consulting Services, Inc., from 1991 to 1999 and acted as Vice-President and Chief Financial Officer for Peck/Jones Construction Corp., a general contractor, from 1999 to 2002. Mr. Caldwell received his Bachelor degree in Business Administration from the University of California at Long Beach.

STEVE FORBES, (Resigned subsequent to June 30, 2004), director, age 52, was one of the original founders of Y3K, Inc. the private company that was acquired by Ecuity, Inc. in March 2002. Y3K, Inc. developed a propriety suite of software products. Mr. Forbes was the president, CEO and a director of Y3K, Inc. from its inception in April 1999 until he resigned in March 2001. After leaving Y3K, Inc., Mr. Forbes joined Paystar Corporation, a public company that is a distributor of communications and financial services, as its Chief Operating Officer. He joined Fox Communications Company in October 2001 as its president and remained in that position through January 2004 when Fox and Y3K completed the asset purchase transaction. Mr. Forbes has attended Green River and Highline Community Colleges and Cornell University.

FRANK MAROS (Resigned subsequent to June 30, 2004), director, age 55, was appointed to our board of directors in March 2004. He was the president of Ecuity Advanced Communications ("EAC"), our wholly owned subsidiary and a member of the board of directors of its parent company, Ecuity, Inc. Mr. Maros joined EAC from Fox Communications Corporation where he was the Vice President of Marketing and Sales beginning in July 2003. From 2001 until 2003, Mr. Maros was the president of Navigators Northwest, a private company that specializes in locating Internet kiosk sites for and providing other services to its clients. He has an extensive background in marketing and advertising, having been the owner and president of his own full service advertising agencies. Mr. Maros was also the Vice President of Marketing and Sales for Y3K, Inc. beginning in 2000 until he left to join Navigators Northwest in 2001. He has attended the Burnley Advertising Institute.

TERM OF OFFICE

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

                         ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2004.


                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------

                                                                                                                All Other
                                                       Other Annual   Restricted Stock Options/   LTIP          Compensation
Name        Title         Year     Salary   Bonus      Compensation   Awarded          SARs (#)   payouts ($)    (1)
-----       -----         ----     ------   -----      ------------   -------          --------   -----------   ----
King Cole   President     2004     $0       0          0              0                           0             $84,000
                          2003     $0                                                                           $48,000
                          2002     $0                                                                           $60,000

Leon        Secretary/    2004     $0       0          0              0                           0             $66,000
Caldwell    Treasurer     2003     $0                                                                           $48,000
                          2002     $0                                                                           $ 1,000

Shane       CEO           2004     $0       0          0              0                           0             $58,223
Smith                     2003     $0                                                                           $0
                          2002     $0                                                                           $0

(1) Compensation is the amounts paid as consulting fees and are not treated as salaries. Draws are made on a cash available basis and treated as 1099 compensation at year-end to each person named here.

Effective July 1, 2002, Mr. King and Mr. Caldwell each agreed to monthly remuneration of $4,000 per month, with the caveat that any unpaid wages would accumulate and become a liability until paid. Commencing January 1, 2004 concurrent with the completed acquisition of the specified assets of Fox Communications, Inc., Mr. Cole's compensation was increased to $10,000 per month and Mr. Caldwell's was increased to $7,000 per month. The table indicates the amounts earned by each officer with the balance of unpaid wages accumulated as a payable to Mr. Cole and to Mr. Caldwell at $60,335 and $50,800 respectively. Mr. Smith's formal wage agreement commenced effective June 1, 2004 at the rate of $10,000 per month, however Mr. Smith also received consulting fees prior to his position as CEO. Consequently, the table above reflects all remuneration paid to Mr. Smith during the year 2004. At June 30, 2004 unpaid wages to the above officers amounted to $111,135. We have no agreement with our directors regarding compensation and we do not pay our directors any compensation for serving as directors.

 AGGREGATE OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                  Number of Securities
                                                                 Underlying Unexercised               Value of Unexercised
                             Shares                                   Options/SARs at                      In-the-Money
                             Acquired                              FY End June 30, 2004             Options/SARs at FY - End
Name                       On Exercise  Value Realized           Exercisable/Unexercisable               June 30, 2004
-----                      -----------  --------------           -------------------------               -------------
King Cole                     1,361,111       $258,475                     None                                    $0

Leon Caldwell                   486,111        $92,312                     None                                    $0

Shane Smith                           0              0                     None                                    $0

Steve Forbes (1)                      0              0                   1,000,000                                 $0

Frank Maros (2)                       0              0                   5,000,000                                 $0

(1) Mr. Forbes has been issued a total of 1,000,000 options that will vest quarterly over 4 years as long as he is a board member. At June 30, 2004 he has vested 115,000 shares in options to purchase common stock at $.11 per share.

(2) Mr. Maros has been issued a total of 5,000,000 options that will vest quarterly over 4 years as long as he remains an employee of the subsidiary
      (EAC). At June 30, 2004 he has vested 1,198,333 shares in options to purchase common stock at $.11 per share.


                                           Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------------
             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,        future issuance
                                            warrants and rights       warrants and rights

                                               (Fully Vested)
----------------------------------------------------------------------------------------------------------------------------
                                                    (a)                       (b)                       (c)
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                     0                        $ 0                         0
security holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved            12,363,769                      $.16                 9,539,656
by security holders
----------------------------------------------------------------------------------------------------------------------------
Total                                             12,363,769                      $.16                 9,539,656
----------------------------------------------------------------------------------------------------------------------------

      As at June 30, 2004, stock options outstanding are as follows:

           OUTSTANDING OPTIONS                           EXERCISABLE OPTIONS                        UNEXERCISABLE OPTIONS
------------------------------------------------------------------------------------------------------------------------------------
                                 WEIGHTED                                   WEIGHTED                                  WEIGHTED
    PRICE                         AVERAGE        PRICE                      AVERAGE         PRICE                     AVERAGE
    RANGE         NUMBER           PRICE         RANGE       NUMBER          PRICE          RANGE       NUMBER         PRICE
------------------------------------------------------------------------------------------------------------------------------------
0.02-.40         16,567,100        0.118        0.02-.40    7,777,444         0.130        .10-.11     8,789,656         $.107
------------------------------------------------------------------------------------------------------------------------------------

As at June 30, 2004, warrants to purchase common shares outstanding are as follows:

            OUTSTANDING WARRANTS                              EXERCISABLE WARRANTS                   UNEXERCISABLE WARRANTS
-----------------------------------------------------------------------------------------------------------------------------------
                                 WEIGHTED                                         WEIGHTED                               WEIGHTED
    PRICE                         AVERAGE              PRICE                      AVERAGE       PRICE                    AVERAGE
    RANGE         NUMBER           PRICE               RANGE       NUMBER          PRICE        RANGE       NUMBER       PRICE
------------------------------------------------------------------------------------------------------------------------------------
0.06-.75          5,336,325        0.254             0.06-.75     4,586,325        0.221       .20-.75      750,000        $.455
------------------------------------------------------------------------------------------------------------------------------------

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer or any other position due to the small number of executive officers involved with the Company. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Audit Committee

The registrant does not have a separately designated standing audit committee which is to be established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. Therefore, the board of directors acts as the audit committee and those members of the committee are Messrs. Smith, Cole and Forbes. The Audit Committee oversees the integrity of the financial statements of Ecuity, Inc. and its subsidiaries, the independent auditor's qualifications and independence, the performance of the internal audit function and independent auditors, and the compliance by Ecuity, Inc. with legal and regulatory matters. The committee has reviewed the statements presented for the year ended June 30, 2004.

The Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. The independent auditing firm examines the accounting records of Ecuity, Inc., and its subsidiaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2004 all such filing requirements applicable to our officers and directors were complied with exception that Mr. Smith has yet to file his Form 3 for shares and options as an Officer/Director. Mr. Maros and Mr. Forbes did not file any returns and due to their resignations will not be required to file. Mr. Smith is in the process of obtaining the necessary codes to allow him to comply with the new electronic filing requirements but have not been filed as of the date of this filing.


                                               Number     Transactions     Known Failures
                                               Of  late    Not Timely        To File a
Name and principal position                    Reports     Reported        Required Form
---------------------------                    -------     --------        -------------
King Cole                                          0           0               0
(President and director)
Shane Smith                                        1           1               1
 (Officer and Director)
Steve Forbes                                       1           1               1
 (Director) (resigned 10/1/2004)
Frank Maros                                        1           1               1
 (Director) (resigned 9/1/2004)
Leon Caldwell                                      0           0               0
(Treasurer)

--------------------------------------------------------------------------------

INCENTIVE STOCK OPTIONS

The Company has an incentive stock option plan, which includes substantially all employees. A total of 12,287,100 shares of common stock are available for exercise and of these options 6,543,975 common shares are fully vested. Certain employees that were hired as part of the Fox Communications, Inc. asset purchase were granted options that will vest quarterly over 4 years so long as the employee remains with the Company or its subsidiaries. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, granted to those who have loaned the Company money as an additional incentive, or to accredited investors who purchased shares directly from the Company, however, incentive stock options are generally granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of our company, in which case the term will be for five years from the date of the grant. The exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at September 15, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 800 Bellevue Way NE, Suite 600 Washington, 98004, unless otherwise indicated. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as indicated in related footnotes.

                           Name and Address                   Amount and Nature                  Percent
Title of Class             of Beneficial Owner                of Beneficial Owner                of Class
--------------             -------------------                -------------------                --------
   Common                  King Cole                                 4,025,000                     3.03%

   Common                  Shane Smith                               5,000,000                     3.76%

   Common                  Steve Forbes (1)                          1,990,000                     1.50%

   Common                  Frank Maros (2)                           1,198,333                     1.25%

   Common                  Leon M. Caldwell (3)                      1,086,111                     0.82%
                                                                    ----------                    -----

         DIRECTORS AND OFFICERS AS A GROUP                          13,764,444                    10.36%
                                                                    ==========                   ======

      (1) Mr. Forbes owns 1,875,000 shares of commons stock plus options on 1,000,000 common shares. At June 30, 2004 he had vested 115,000 in options to purchase common shares at $.11 per share. His shares vest quarterly over 4 years as long as he remains a board member. Mr. Forbes resigned as of October 1, 2004.

      (2) Mr. Maros was granted 5,000,000 options to purchase common shares at $.11 per share. At June 30, 2004 he had vested 1,198,333 in options. He had been granted a total 5,000,000 of which 500,000 options vested upon the grant date and the remaining shares vest quarterly over 4 years as long as he remains a board member. Mr. Maros resigned as of September 1, 2004.

      (3) Mr. Caldwell has no direct ownership of common shares, however, his wife and children through a family limited partnership own 1,000,000 common shares. Mr. Caldwell and his wife each own 50% of the sole general partner of the family limited partnership that in turn owns 60% of the total shares owned by the family limited partnership. Therefore Mr. Caldwell has beneficial ownership of 600,000 common shares with his wife. Further, a defined benefit plan owns 486,111 common shares and Mr. Caldwell is the beneficiary of those shares. This gives Mr. Caldwell, through him and his wife's ownership, a beneficial interest of 1,086,111 common shares. The beneficial interest to the children of the family limited partnership is 400,000 common shares.

The percent of class is based on 132,803,426 shares of common stock issued and outstanding as of September 23, 2004.

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

      Consulting Fees

      The Company has consulting agreements with its CEO, President, its Secretary/Treasurer, and a major shareholder. Consulting fees paid or accrued to these stockholder/officers for the year ended June 30, 2004 totaled $292,223 ($192,000 as reported in 2003 and $144,000 exclusive of James Stephens). Commencing July 1, 2002, the consulting agreements were set at the monthly rate of $4,000 (except for Mr. Smith/Vice President Development which became effective June 1, 2004) with the caveat that any unpaid fees would be accrued and continue to be an obligation by the Company until paid. The agreements also provide that upon the Company's obtaining satisfactory cash flows from funding sources or from a revenue stream, the Board of Directors would renegotiate the base rate on the consulting agreements. The annual base rates were increased to the amounts listed below effective January 1, 2004 (June 1, 2004 for Mr. Smith).

      Mr. King Cole, President                                       $   120,000
      Mr. Leon Caldwell, Secretary/Treasurer                         $    84,000
      Mr. Jeffrey Haberman, founder and consultant                   $   120,000
      Mr. Shane Smith, CEO                                           $   120,000

      Unpaid consulting fees to stockholder/officers at June 30, 2004 are as follows:

      Mr. King Cole, President                                       $    60,335
      Mr. Leon Caldwell, Secretary/Treasurer                         $    50,800
      Mr. Jeffrey Haberman, founder and consultant                   $    41,715
                                                                     -----------
      Total unpaid wages and consulting fees                         $   152,850
                                                                     ===========


ITEM 13: EXHIBITS AND REPORTS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
2.1             Certification by King Cole
2.2             Certification by Leon Caldwell
2.3             Certification by Shane Smith

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Y3K Secure Enterprise Software, Inc.


By          /s/ King Cole
            -------------
            King Cole
            President
            Date: October 15, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By    /s/ Shane Smith
      ---------------
      Shane Smith, CEO
      Chairman of the Board
      Date: October 15, 2004


By    /s/ Leon Caldwell
      -----------------
      Leon Caldwell
      Secretary/Treasurer
      Date: October 15, 2004

                           CERTIFICATION OF PRESIDENT


I, King Cole, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ecuity, Inc., for the year ended June 30, 2004;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2004

/s/ King Cole
-------------
King Cole
President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



I, Shane Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ecuity, Inc., for the year ended June 30, 2004;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2004


/s/ Shane Smith
---------------
Shane Smith
CEO

                      CERTIFICATION OF SECRETARY/TREASURER


I, Leon M. Caldwell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ecuity, Inc., for the year ended June 30, 2004;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2004

/s/ Leon M. Caldwell
--------------------
Leon M. Caldwell
Secretary/Treasurer