Form 10QSB
period 2004-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2004-11-19
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period ________________ to __________-

                         Commission File Number 0-26709

                                  ECUITY, INC.
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

               800 Bellevue Way NE, Suite 600, Bellevue, WA 98004
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (253) 284-2935
                               -------------------
                 Issuer's telephone number, including area code

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 195,518,426 shares of $0.001 par value common stock outstanding as of October 28, 2004.

PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Unaudited Consolidated Balance Sheet...........................1

                Unaudited Consolidated Statements of Operations
                for the Three Months Ended
                September 30, 2004 and September 30, 2003......................3

                Unaudited Consolidated Statements of
                Cash Flows for the Three Months Ended
                September 30, 2004 and September 30, 2003. ....................4

                Unaudited Consolidated Statement of Changes in
                Stockholders' (Deficit) for the year ended June 30, 2004
                and the 3 months ended September 30, 2004......................5

                Notes to the Unaudited Consolidated
                Financial Statements...........................................6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................18

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk....23

    Item 4.     Controls and Procedures ......................................23

PART II.        OTHER INFORMATION ............................................23

Item 1.         Legal Proceedings  ...........................................23

Item 2.         Changes in Securities  .......................................23

Item 3.         Defaults Upon Senior Securities...............................24

Item 4.         Submission of Matters to a Vote of Security Holders  .........24

Item 5.         Other Information  ...........................................25

Item 6.         Exhibits   ...................................................25

Signatures....................................................................25

Certifications................................................................26

                          ECUITY, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2004    June 30, 2004
-------------------------------------------------------------------------------------------------------
ASSETS
Current
     Cash and cash equivalents                                          $   10,569         $  107,695
      Accounts Receivable, net of allowance of $179,300 at June
           30, 2004 and $161,045 at September 30, 2004                     575,372            541,231
      Notes Receivable                                                      25,000                 --
      Prepaid expenses                                                      21,887             29,884
      Inventory                                                                800
           Total Current Assets                                            633,628            678,810
                                                                        -----------------------------
Deposits                                                                   119,658             43,722
Property and equipment, net                                                497,814            499,346
Acquired customer list, net of amortization                              1,338,677          1,677,600
                                                                        -----------------------------

     Total Assets                                                        2,589,777          2,959,534
=====================================================================================================

The Accompanying Notes are an Integral part of the Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 2004     June 30, 2004
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current

     Accounts payable and accrued liabilities                               $  3,290,751       $  2,954,559

     Loans payable                                                             6,263,862          5,887,061

     Stock to be issued for services and sales                                   167,000            167,000

     Deposits and advance billings                                               273,821            329,253

     Capital lease obligations - current portion                                 104,331            104,331
                                                                            -------------------------------
         Total Current Liabilities                                            10,099,765          9,442,204
                                                                            -------------------------------
Long Term Liabilities

      Convertible Debentures                                                     200,000            200,000
      Capitalized Leases-net of current portion                                  118,045            145,896
                                                                            -------------------------------
           Total Liabilities                                                  10,417,810          9,788,100
                                                                            -------------------------------

SHAREHOLDERS' DEFICIT

     Share Capital:
     Authorized: 200,000,000 common shares, par value $0.001 per share

           Issued and outstanding:

      142,518,902  common shares outstanding at September 30, 2004 and           142,519            113,261
      113,260,948 common shares at June 30, 2004

      Additional paid-in capital                                               9,114,427          8,601,184
      Additional paid-in-capital stock options issued
                                                                                 209,298            209,298

      Less deferred compensation                                                  (4,721)            (9,442)

      Deficit                                                                (17,289,556)       (15,742,867)
                                                                            -------------------------------

      Total Shareholders' Deficit                                             (7,828,033)        (6,828,566)
                                                                            -------------------------------

     Total Liabilities and Shareholders' Deficit                            $  2,589,777       $  2,959,534
                                                                            ===============================

The Accompanying Notes are an Integral part of the Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Three Months Ended
                                                                    September 30
                                                                    ------------
                                                               2004                2003
                                                          -------------       -------------
Revenues                                                  $     731,042                  --

Cost of revenues                                                578,390                  --
                                                          ---------------------------------

Gross margins                                                   152,652

Operating expenses
      Selling expenses                                          172,394                  --
      Amortization of Customer List                              78,216                  --
      Depreciation                                               33,064               1,184
      General and administrative                              1,338,319             215,364
                                                          ---------------------------------

Total operating expenses                                      1,621,993             216,548
                                                          ---------------------------------

Operating (loss)                                             (1,469,341)           (216,546)

Other  (expense)
     Interest (expense)                                         (77,348)             (9,998)
                                                          ---------------------------------

Total other (expense)                                           (77,348)             (9,998)
                                                          ---------------------------------

Net  (loss)                                               $  (1,546,689)           (226,546)
                                                          =================================

Basic (loss) per share                                    $       (0.01)      $       (0.01)

Weighted Average Number of Common Shares Outstanding
                                                            126,338,848          54,485,225

Diluted (loss) per share                                  $       (0.01)                N/A

Diluted weighted average
  shares outstanding                                        148,178,774                 N/A

The Accompanying Notes are an Integral part of the Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Three Months Ended
                                                                            September 30
                                                                     2004              2003
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                     $(1,546,689)      $  (226,546)
Adjustments To Reconcile Net Loss To Net Cash From Operating
  Activities
     Depreciation and amortization                                    111,280             1,184
     Stock issued for other than cash                                 412,500           143,844
     Deferred compensation                                              4,721                --
     Changes in assets and liabilities:                                    --
     Decrease in accounts receivable, net                             286,621                --
     Increase in deposits                                             (75,936)               --
     Increase in inventory                                               (800)               --
     Decrease (increase) in prepaid expenses                            7,997            (3,165)
     (Decrease) increase in payable and accrued liabilities           336,192            (7,980)
     Decrease in deposits on advanced billings                        (55,432)               --
                                                                  -----------------------------
      Cash used by operating activities                              (519,546)          (92,663)
                                                                  -----------------------------

Cash Flows From Investing Activities
     Purchase of property and equipment                               (31,530)               --
     Acquisition of Notes Receivable                                  (25,000)               --
                                                                  -----------------------------
     Cash from investing activities                                   (56,530)               --
                                                                  -----------------------------

Cash Flows From Financing Activities
     Proceeds from loans payable                                      510,134            67,000
     Payments on loans payable                                       (133,333)               --
     Sale of common stock for cash                                    130,000            49,390
     Payments for capitalized leases                                  (27,851)               --
                                                                  -----------------------------
      Cash provided (used) by financing activities                    478,950           116,390
                                                                  -----------------------------

Net Increase (Decrease) In Cash                                       (97,126)           23,727
Cash  And Cash Equivalents, Beginning Of Year                         107,695               653
                                                                  -----------------------------
Cash  And Cash Equivalents, End Of Year                           $    10,569       $    24,380
===============================================================================================

      Interest paid during the periods                            $    19,802       $         0

Supplementary non cash activity:

During the quarter ended September 30, 2004, the company sold its conferencing division for the carrying amount of $260,707. Such amount has been included in the receivables total.

The Accompanying Notes are an Integral part of the Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2004 AND
                THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

                                    COMMON STOCK
                               ---------------------------------------                  ADDITIONAL
                                                         SHARE          ADDITIONAL      PAID-IN CPITAL
                                                         SUBSCRIPTIONS  PAID-IN         STOCK
                               SHARES         AMOUNT     RECEIVABLE     CAPITAL         OPTIONS ISSUED    DEFICIT        TOTAL
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 2003        52,050,605   $     52,050    $ (571)      $  2,741,023    $          0   $ (4,490,148)  $ (1,697,646)
Stock options issued                                                                         209,298                       209,298
Deferred compensation                                                                         (9,442)                       (9,442)
Issue of common stock
 for services                 12,402,006         12,402                    1,417,162                                     1,429,564
Issue of common stock
For options exercised          6,482,319          6,482                      203,965                                       210,447
Sale of common stock
                               2,264,799          2,265       571            167,404                                       170,240
Sale of common stock
   Credit Line/debentures     10,307,747         10,308                      839,692                                       850,000
Common shares issued
   For acquisitions           29,753,472         29,754                    3,231,938                                     3,261,692
Net loss                                                                                                (11,252,719)   (11,252,719)
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 2004
                             113,260,948        113,261                    8,601,184         199,856    (15,742,867)    (6,828,566)
Deferred compensation
                                                                                               4,721                         4,721
Issue of common stock for
services                      12,257,954         12,258                      400,243                                       412,501
Issue of common stock for
Collateral on loan             5,000,000          5,000                       (5,000)                                            0
Sale of common stock
                              12,000,000         12,000                      118,000                                       130,000
Net Loss for Period                                                                                      (1,546,689)    (1,546,689)
                            ------------------------------------------------------------------------------------------------------
Balance September 30
                             142,518,902   $    142,519    $    0       $  9,114,427    $    204,577   $(17,289,556   $ (7,828,033)
                            ======================================================================================================

The Accompanying Notes are an Integral part of the Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements as of September 30, 2004 included herein have been prepared by Ecuity, Inc. ("Ecuity", or "Company") and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ending June 30, 2004.

2.    ACQUISITION OF ASSETS AND SUBSIDIARIES

      Effective March 22, 2002, Ecuity, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction.

      A summary of the transaction is as follows:

      The outstanding shares of Ecuity, Inc, formerly Zeballos Mining ("Zeballos") prior to the acquisition was 27,688,500. Y3K, Inc., shareholders had common shares of 12,789,792 and preferred shares of 5,291,582 for a total conversion of common shares from Zeballos of 18,081,374. In order for Y3K, Inc., shareholders to receive 18,081,374 shares of Zeballos, 13,100,000 newly issued shares were issued and 4,981,374 shares were received from existing issued and outstanding shares (part of the 27,688,500 common shares issued and outstanding to Zeballos shareholders) of Zeballos common shares.

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

      - the existence of a large minority voting interest in the combined entity

      -     control of the board of the combined entity

      -     domination of the senior management of the combined entity

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

2.    ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED):

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

      The acquisition is summarized as follows:

      Current Liabilities
           Accounts payable                                      $ 25,743
                                                                 --------

      Net Asset Deficiency                                       $(25,743)
                                                                 ========

      Fox Communications, Corporation - Effective January 2, 2004, Ecuity, Inc. through its wholly owned subsidiary Ecuity Advanced Communications (Initially incorporated under the name "Ecuity Holdings, Inc."), a Washington corporation ("EAC"), purchased a substantial portion of the assets ("Assets") of Fox Communications, Corporation, a Washington corporation ("Fox"). The purchase (the "Transaction") was pursuant to an Asset Purchase Agreement ("Purchase Agreement") dated January 14, 2004.

      Fox Communications Corporation formerly Phonelink, Inc. is in the business of providing business and residential long distance telephone service, conference calling, internet dial up, and web hosting services. Fox was incorporated in the state of Washington on January 5, 1989.

      The acquisition was based on cash, common shares and a Note Payable as follows:

      $3,775,000 in a note payable by Ecuity and 6,722,722 shares of Ecuity, Inc.'s common stock. Based on the closing bid price for the Company's common stock on January 14, 2004 of $.17 per share, the shares issued to Fox in connection with the asset purchase have been valued at $1,151,882. The total transaction has been valued at $4,926,882 of which $1,781,221 consisted of net assets acquired. The Company has paid $300,000 toward the cash portion of the purchase price and the balance of $3,475,000 is to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by Ecuity. The original note called for payments that were in default on their initial due date of March 5, 2004. Subsequently, the Company negotiated a revised note payment schedule, which called for a total payoff on or before December 1, 2004 of the $3,475,000 balance plus accrued interest. The terms of the asset purchase agreement provide that the final payment may be reduced by an amount representing the total of accounts receivable, less the sum of the accounts payable, accruals and deferred income balances. However, as a result of the note payment extension, this offset to the note balance amount has now been limited to $450,000.

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

2.    ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED):

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

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

2.    ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED):

      The issuance of 23,030,750 shares of common stock, the issuance of 750,000 options to purchase common shares at prices ranging from $.10 per share to $.25 per share, the issuance of 433,438 warrants to purchase common shares at $.50 on a 1 to 1 basis, the assumption of $70,000 in general bills from Karunga and the issuance of a new convertible promissory note to a third party in the principal amount of $492,165, bearing interest at the initial rate of 7% per annum rising to 14% on any defaults. The newly issued note replaces the note wherein the Company had acted as a guarantor of the note issued by Karunga to the third party in the amount of $400,000 (which was expensed for the year ended June 30, 2003). In addition, the convertible note has warrants attached that provide for the issuance of 333,333 common shares at the price of $.20 per share. Additionally, the beneficiary of the new note is contractually entitled to one million common shares of the Company's common stock, which has been expensed as additional interest, in consideration for extending the due date of the note as well as providing for a payment schedule extending through December 31, 2004. These shares have not yet been issued and accordingly are classified as a liability until the transfer agent actually issues said shares. The total transaction was valued at $2,280,994.

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

3.   LOANS AND OTHER OBLIGATIONS PAYABLE

                                                                                  September 30
                                                                                     2004
                                                                                   ----------
      a) Loan due to bank - defaulted in year 2001 (unsecured)                     $  155,666

      b) Unsecured loans, payable on demand, with interest ranging from 10%
           to18% per annum                                                            874,756

      c) Promissory note payable bearing interest at 7% per annum with a default      466,165
           rate of 14%

      d) Promissory notes to Cornell Capital at 12% per annum                       1,255,717

      e) Contract for advance lock box receipts                                        48,400

      f) Note due to Fox Communications, Inc.                                       3,463,158
                                                                                   ----------

            Total Loans Payable                                                    $6,263,862
                                                                                   ==========

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

3.    LOANS AND OTHER OBLIGATIONS PAYABLE (CONTINUED):

      a) This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year.

      b) There are five private parties comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $322,500, is one of the Company's original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender is a private individual with a loan in the amount of $110,000. He is also a non-related third party. The remaining loans are from private individuals in the amounts ranging from $5,000 to $65,000. These individuals (or entities) are non-related parties.

      c) The promissory note payable arises as a result of the Company converting a previous guarantee of the indebtedness of an arm's length company with whom the Company has entered into an agreement to develop, license and market software, in exchange for a new note which was executed after the Company purchased the Karunga ICS technology.

      d) Cornell Capital Partners issued a note with an initial principal amount of $350,000 and also issued a note in the initial principal amount of $1,000,000. Both notes were paid down by $150,000 each from the sale of common stock under the terms of the Equity Line of Credit. Since the Company's stock has declined significantly from the date of the initial loan, Cornell believed it would not be in their or the Company's best interest to continue to sell shares into the marketplace to repay the debt and have held off selling shares into the marketplace for an undetermined period. Additionally, Cornell paid off a note to ADP in the principal amount of $133,333 plus accrued interest. The new note to Cornell was issued in the principal amount of $205,717, which included a $4,000 loan fee.

      e) EAC contracted with the bank that controls the lock box system for the collection on those accounts that pay by mail. The agreement provides that portions of the daily cash receipts are applied to the loan. The loan interest is estimate at an annual rate of 26%

      f) The note was issued by Ecuity Advanced Communications is guaranteed by all of its assets. Additionally Ecuity Advanced Communications, Inc.'s note to Fox is guaranteed by Ecuity, Inc. The note calls for payment of principal and accrued interest on December 1, 2004.

      Capital Lease Obligation (Judgment)-

During the year ended June 30, 2001, the Company's subsidiary, Y3k, Inc., defaulted under certain equipment lease obligations and the leased property was repossessed. The lessor has obtained a judgment in the amount of $121,565 which has been recorded in full in the accounts.

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

3.    LOANS AND OTHER OBLIGATIONS PAYABLE (CONTINUED):

      CONVERTIBLE DEBENTURES

      Convertible debentures due to Cornell Capital, Inc. bearing interest
        at 5% per annum all due and payable January 7, 2007             $200,000
                                                                        ========

            o Convertible debentures were initially issued at a face value of $350,000, less an initial discount of 10%, less attorney fees. Cornell Capital Partners purchased all of the debentures. The Company has filed a SB-2 registration statement in order to register 60,000,000 common shares that may be issued under the terms and conditions of the convertible debentures. Under the terms of the agreement, Cornell Capital Partners sold common shares sufficient to reduce the debt by $150,000. The Company has the option to pay the debentures plus accrued interest on the due date above, or at the option of the holder of the convertible debentures they may be converted to common stock of the Company at the option price of either 120% of the stock market price at the date of the execution of the Convertible Note, or at any time based on 80% of the 5 day price of the stock prior to the conversion date election, at a price whichever is lower.

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

4.    OPERATING SEGMENTS

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Company are in the United States as of the three months ended September 30, 2004 and for all prior periods. The Company currently operates in one segment.

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

5.    INCOME TAXES

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. At June 30, 2004, the Company had available net operating loss carryforwards for federal income tax purposes of $15,742,867, which expires beginning in 2020. Because of the inherent uncertainty of the Company generating sufficient taxable income prior to the expiration of the loss carryforward, a valuation allowance has been provided for the entire deferred tax asset.

      Deferred tax assets
           Net operating losses carried forward   $ 5,300,000
           Less:  Valuation allowance              (5,300,000)
                                                  -----------

                                                  $        --
                                                  ===========

      A valuation allowance reflects the unrecognized U.S. and foreign tax loss carryforward. State taxes in Washington State are paid as Business and Occupancy taxes and are based on gross revenues.

6.    EARNINGS PER SHARE

      Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At September 30, 2004 the Company had remaining stock options (26,430,558) and warrants (10,936,325) totaling 37,366,883 common shares that has been granted to various employees, directors, consultants and lenders at prices ranging from $.02 to $.75 per share. At September 30, 2004 there were a total of 19,406,647 options and 10,561,325 warrants vested for totaled vested of 29,967,972.

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

7.    CAPITAL ASSETS

      The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.

SEPTEMBER 30, 2004

Description of Asset                                               Value after
                                                                    Impairment
--------------------------------------------------------------------------------
Computers and Equipme                                                 321,258

--------------------------------------------------------------------------------
Computer Software                                                      60,390
--------------------------------------------------------------------------------
Switch Equipment                                                      143,220
--------------------------------------------------------------------------------
Leasehold Improvements                                                 25,042
--------------------------------------------------------------------------------
Office Equip.                                                          15,973
--------------------------------------------------------------------------------

                                                                      565,883
--------------------------------------------------------------------------------
Accumulated Depreciation                                              (68,069)
--------------------------------------------------------------------------------
Net Book Value                                                        497,814
--------------------------------------------------------------------------------

Note (a) The initial values that were set for the Fixed Assets purchased from Fox Communications, Inc., based on internal valuations of said assets. Further, the Company was provided a detailed list of assets by Fox Communications for which a number of items could not be specifically identified. The Company engaged an outside valuation firm to provide values necessary to price the transferred assets, however, there were a substantial amount of "unvalued" items since they could not assess value. The Company then proceeded to identify the assets that were physically on hand after the Fixed Assets were transferred to the new operating facility as well as those that were identifiable at the
Company's network operating center ("NOC"). The values placed on these items were primarily those items that were specifically identified with a corresponding lease obligation. In addition, the current items also include assets purchased subsequent to January 2, 2004. The valuations above are after the impairment charge to the carrying values at June 30, 2004 and include post June 30, 2004 acquisitions.

8.    ACQUIRED SUBSCRIBER BASE

The following table presents the components of the Company's acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of September 30, 2004 which have been impacted by the impairment charge at June 30, 2004:

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

8.    ACQUIRED SUBSCRIBER BASE (CONTINUED):

                                                     REDUCTION FOR
                                                        SALE OF                                        NET
                               CARRYING VALUE          CONFERENCE            ACCUMULATED             CARRYING
                              AFTER IMPAIRMENT        CALLING (A)           AMORTIZATION              VALUE
                              ----------------        -----------           ------------              -----
      Acquired Customer
         List for
         Telephony and
         ISPs                       $ 1,864,000    260,707                       264,616              1,338,677

(a) The Company sold its conference calling a portion of which was included in the initial carrying valuation of the Customer List. The sale price has been reflected as a reduction in the carrying value of the Customer List and future amortization will be adjusted to reflect to lower carrying values.

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

Acquisition-related amortization in the Consolidated Statements of Operations for the year ended represents the amortization of definite life intangible assets. The Company's definite life intangible assets consist of customer lists and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscribers of ISPs, but exclude any acquired hardware and software. Generally, definite life intangible assets are amortized on a straight-line basis over five years from the date of their respective acquisitions. Since there has been a reduction in the carrying value of the Customer List due to the sale of the conferencing feature, the amortization for the remaining future periods will be adjusted to reflect the lower carrying value and the revised quarterly amortization charge will be $78,216 through June 30, 2009 as follows:

         Year Ending June 30, 2005                             $312,864
         Year Ending June 30, 2006                             $312,864
         Year Ending June 30, 2007                             $312,864
         Year Ending June 30, 2008                             $312,864
         Year Ending June 30, 2009                             $165,437

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

9.    LEASE COMMITMENTS

      The Company is currently leasing two office spaces as follows.

      The prior corporate offices at 108 Stewart St, Puyallup, WA were vacated and there is no further lease obligation.

      As part of the xSides Agreement, effective September 3, 2003, Y3K has subleased office space to accommodate employees of xSides and provide housing for Y3K's network equipment. The office space is located at 100 South King Street, Suite 525, Seattle, WA 98104 and comprises 2,302 sq. ft. of rentable space. The lease is for one year with a base rent of $3,165 per month. The Company terminated the lease without renewal and vacated the premises at the lease termination date.

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

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

10.   STOCK-BASED COMPENSATION (CONTINUED):

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

11.   SUBSEQUENT EVENTS

      The Company issued 50,000,000 shares of Common Stock to Cornell Capital Partners, LLC in October 2004. These shares were issued in order to provide additional interim funding.

12.   GOING CONCERN

      As reflected in the accompanying financial statements, the Company's cumulative losses, its working capital deficiency, and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, through equity or debt financing, and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          ECUITY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2004

      Management believes that sufficient funding may become available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain minimum operations and meet debt service obligations, the Company needs to raise a minimum of $5,000,000 over the next 12 months.

      Further, until the price of the stock is at a higher value, the Company does not anticipate utilizing its Equity Line of Credit Agreement with Cornell Capital Partners, LLC under which it may obtain up to $20,000,000 in equity financing.

      There can be no assurance, however, that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      o     MarketPortal  and  Automated   Tracking  Program  software  allowing
            enterprise users to securely access, monitor, transport, manage and use relevant data files.

      o ICS allows users to securely instant message, file transfer and e-mail re-direction in a virtual private network ("VPN").

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

Completion of our plan of operation is subject to obtaining adequate financing. This includes the debt service requirements for Corporate obligations as well as the debt obligation of EAC to Fox Communications as a result of the assets purchased. We cannot assure investors that adequate financing will be obtained. In the absence of increased revenues, we may be unable to proceed with our plan of operation. Without significant revenues and cash inflows from debt or equity funding within the next six months, we anticipate we will not be able to continue with our present operating structure. Management believes that the sources of potential funds needed to maintain current operations will be available to us during the year, however, if this amount of funding is unavailable to cover our debt obligations and ongoing deficit spending, we will not be able to continue operations.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $9,466,137 at September 30, 2004 from a deficit of $8,703,339 as of June 30, 2004, primarily as a result of the following: a decrease in cash of $97,126, an increase in accounts payable of $336,192, and an increase in short term debt of $376,801.

The Company had a consolidated operating net loss of $1,546,689 for the three months ended September 30, 2004 compared to a net loss of $226,546 for the same period last year. The substantial increase between the 3 month periods are primarily as follows: The operating loss for Ecuity Advanced Communications, Inc., was $758,568 this year and there was no operating comparison for last year as the acquisition of the Fox assets was not effective until January 2004. Further, this reporting period has issued stock for services in the amount of $412,500 as compared to $143,844 for the three month period last year. Finally, interest for this period was $77,348 compared to $9,998 for the three month period last year.

Revenues from the Fox asset purchase are recognized our wholly owned subsidiary, Ecuity Advanced Communications, Inc. Ecuity's business is primarily related to long distance services, Internet server provider (ISP), conference calling, and web hosting. The ISP hosting line is sold on a monthly, quarterly and annual subscription basis with fees for services billed to the customer and paid in advance. This cash is received and recorded to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay current operating expenses. The Company's long distance and conferencing services are billed in arrears based on actual usage based on agreed upon service plans. Appropriate Federal, State and other fees are added to the service minutes and are billed to the customer using an automated billing system.

All of the of the Company's sales revenues from billed services flow through accounts receivable.

The Company has an Equity Line of Credit, that at our discretion we may periodically issue and sell to Cornell Capital Partners L.P. ("Cornell") shares of common stock for a total purchase price of up to $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance.

Since our stock price has been at a very low trading level over the past few months, it has taken a substantial amount of stock issuances to Cornell just to keep nominal amounts of funding to the Company. A more substantial funding mechanism is necessary to allow the Company to draw down funds without the continued dilution of the common shares.

We anticipate that a minimum of $5,000,000 to $7,000,000 will be required to sustain existing operations for the next 12 months from the balance sheet date to sustain Corporate operations which are segregated from its EAC subsidiary operations and satisfy the note obligation to Fox Communications, accounts payable and existing debt obligations to Cornell. Currently, revenue in EAC is insufficient to provide for all operating costs including payroll, rent, selling expenses and costs of sales. The Company has taken measures to reduce the operating costs by $1.2 million per annum. This is a result of lowering the payroll, outside consulting and network costs. This will reduce the ongoing net operating losses for EAC by approximately $100,000 per month. The remaining shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc., has no direct income therefore unless subsidiary revenues are available to use by Corporate, there is about a $50,000 per month shortfall for cash to pay salaries and administrative expenses.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, some items are subject to our obtaining additional financing for the continued development of Ecuity's business:

            o We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the aggressive marketing campaign we plan on undertaking will involve advertising, marketing, and a sales campaign to market the bundled services of our subsidiary (EAC) from the assets purchased from Fox and the ICS technology purchased from Karunga Technologies, Corp. The monthly minimum out of pocket we anticipate to market these bundled services is $100,000 to $300,000 until such time as increased revenues are sufficient to offset the additional costs associated with the marketing of these products.

            o Set up our relationship with channel partners to allow faster implementation of our market penetration as well as a greater market reach for our products.

            o We plan to purchase and lease additional office equipment for our business at an approximate cost of $50,000.

            o In the event that we are able to obtain funds from equity or long term financing, this will allow us to operate without the continued short term funding that has only provided short term solutions.

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Without significant revenues or substantial funding over the next few weeks, the Company will default on its note obligation to Fox Communications and should Fox use its remedy to foreclose on all the assets that were subject to the original purchase, all telephony revenues will terminate. If the Company is successful in its endeavor to market its VoIP and ICS services, it will have to start with the set up of a new CLEC and NOC which will require substantial capital outlay.

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

RESULTS OF OPERATIONS

During the year ended June 30, 2002, we completed our acquisition of Y3K, Inc. Since these transactions resulted in the former shareholders of Y3K Inc. owning the majority of the issued shares of Ecuity, Inc. (formally "Y3K Secure Enterprise Software, Inc.", the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Ecuity, Inc. Under this purchase method of accounting, the results of operations of Ecuity, Inc. are included in the consolidated financial statements.

During the year ended June 30, 2004 the Company completed the acquisition of the assets of Fox Communications, Inc., through its wholly owned subsidiary Ecuity Advanced Communications, Inc. (initially formed as "Ecuity Holdings, Inc.") and the acquisition of the ICS technology from Karunga Technologies, Inc.

The financial statements presented herein compares the statement of operations for the three-month periods ended September 30, 2004 and September 30, 2003 the balance sheets at September 30, 2004 and our year end of June 30, 2004. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated. In the three-month period ended September 30, 2004, we incurred a net loss of $1,546,689 as compared to a loss of $226,546 for the same period last year.

The substantial  increase  between the 3 month periods are primarily as follows:
The operating loss for Ecuity Advanced Communications, Inc., was $758,568 this year and there was no operating comparison for last year as the acquisition of the Fox assets was not effective until January 2004. Further, this reporting period we issued stock for services in the amount of $412,500 as compared to $143,844 for the three-month period last year. Finally, interest for this period was $77,348 compared to $9,998 for the three-month period last year. During the three-month period, we realized gross revenues of $731,042 all of which was associated with Ecuity Advanced Communications, Inc.

Since incorporation, we have funded our operations through private loans and equity financings. As at September 30, 2004, our total assets were recorded at $2,589,777 consisting of cash $10,567, accounts receivable, net $575,372 which includes $250,000 balance owing for the sale of the conferencing services, prepaids $21,887, capital assets $565,883 deposits $119,658 and the purchased subscriber list of Fox in the amount of $1,338,677 (net of amortization of $279,601 and a reduction from the sale of the conferencing services of $264,616). Our total liabilities totaled $10,417,810, consisting primarily of $3,290,751 in accounts payable and accrued liabilities, deposits on advanced billings of $273,821, loans payable to the seller of the Fox assets of $3,475,000, convertible debentures of $200,000, two notes to Cornell totaling $1,050,000 a defaulted bank loan payable of $155,666 and equipment lease obligations of $222,376.

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

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, a company must use the purchase method of accounting for all business acquisitions. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The adoption of these standards is expected to have no effect on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At the present time the Company does not have any investments in securities and therefore there would not be cause for any material impact on the financial statements in the event of a drastic change in interest rates or other factors that could influence the stability of investment securities.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2004 we were the plaintiff in a lawsuit filed in Pierce County, Washington, Superior Court, which we commenced in October 2002. In the litigation we were asserting claims against a corporation and one of its apparent principals related to their alleged breach of contract to provide debt financing to the Company. The matter was settled in July 2004, as the Company did not want to pursue the issue due to the lengthy and costly assessment of the litigation process.

Ecuity, Inc.'s wholly owned subsidiary, Y3K, Inc., is the defendant in a lawsuit filed in Pierce County, Washington, Superior Court, currently pending. The plaintiff is the former landlord of Y3K, Inc. and is asserting claims against Y3K, Inc. related to its alleged breach of two lease agreements that Y3K, Inc. entered into with its former landlord in 1999 and 2000. The total claim asserted against Y3K, Inc. is in excess of $500,000 inclusive of allegedly unpaid rents, late charges, prejudgment interest, attorney fees, and the expenses incurred in releasing the premises. No claims are asserted against Ecuity, Inc. and, in management opinion, it is unlikely that any attempt to assert a claim against Ecuity, Inc. would be successful. During the week of November 1, the Company received a settlement offer of $30,000 as payment for the entire balance allegedly owned (approximately $500,000) provided it can be paid by the end of November, 2004.

The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

During the quarter, the Company issued additional common shares as follows:

      During the quarter, 12,257,954 shares of common stock were issued for loan fees and services amounting to $412,501at prices ranging from $0.02 to $0.05 per share.

      The table below details the common shares issued for services:

      -----------------------------------------------------------------------------------------------------
        Person/Class          # of              Consideration   Date of                Description of
                              Shares            (Value of       Transaction             Services Rendered
                              Issued            Service)
      -----------------------------------------------------------------------------------------------------
      Jeffrey Galpern        5,545,454         $  248,126      July16-19, 2004        Shares for marketing
      Pacific                  400,000         $   16,000      Sept. 8, 2004          Loan Fee
      Professional Prop
      Fried Schnaier           300,000         $   12,000      August 20, 2004        Loan Broker Fee
      Ken Israel             5,000,000         $  100,000      August 31, 2004        Consulting Fee
      Jason Goldstein          312,500         $    9,375      Sept. 9, 2004          Loan Broker Fee
      Troy Otillio Trust       300,000         $    9,000      Sept. 9, 2004          Loan Fee
      Individual                50,000         $    2,500      July 26, 2004          Investor Dinner
                                                                                      Meeting
      Individual               250,000         $   12,500      Sept. 8, 2004          Loan Fee
      -----------------------------------------------------------------------------------------------------
         Totals             12,257,954         $  412,501
      =====================================================================================================

         12,000,000 additional new common shares were issued for cash of $130,000. Jeffrey Galpern was issued 5,000,000 common shares as collateral for a loan.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits

Index to Exhibits:


   31.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   31.2  Certification by King Cole

   31.3  Certification by Leon Caldwell

   32.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ECUITY, INC.


                                      /s/ KING COLE
                                          --------------------
Date:  November 12, 2004                  King Cole, President