Form 10KSB/A
period 2004-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2005-02-15
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


De Leon & Company, P.A.

Pembroke Pines, Florida
October 1, 2004 except as
to note 18b as to which the
date is January 14, 2005.

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

Vancouver, Canada "Morgan & Company"
Chartered Accountants
September 24, 2003, except for Notes 2 and 13
   which are as of May 7, 2004

                          ECUITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30
                                                               2004           2003
                                                            ----------     ----------
ASSETS
Current
     Cash and cash equivalents                              $  107,695     $      653
      Accounts Receivable, net of allowance of $179,300        601,287             --
      Prepaid expenses                                          29,884             --
                                                            ----------     ----------
           Total Current Assets                                738,866            653
                                                            ----------     ----------

Deposits                                                        43,722             --
Property and equipment, net (Note 6)                           499,346          4,769
Acquired customer list, net of amortization (Note 7)         1,677,600             --
                                                            ----------     ----------

     Total Assets                                            2,959,534          5,422
                                                            ==========     ==========

    The accompanying notes are an integral part of these financial statements


                          ECUITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------

                                                                                                JUNE 30
                                                                                       2004                 2003
--------------------------------------------------------------------------------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current
     Accounts payable and accrued liabilities                                            $2,954,559       $  818,902

     Loans payable                                                                        5,887,061          884,166

     Stock to be issued for services and sale                                               167,000               --

     Deposits and advance billings                                                          329,253               --

     Capital lease obligations - current portion                                            104,331               --
                                                                                         ----------       ----------

         Total Current Liabilities                                                        9,442,204        1,703,068
                                                                                         ----------       ----------
Long Term Liabilities

      Convertible Debentures                                                                200,000               --

      Capitalized Leases-net of current portion                                             145,896               --
                                                                                         ----------       ----------

           Total Liabilities                                                              9,788,100        1,703,068
                                                                                         ----------       ----------

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
                                                                                         ==========       ==========


    The accompanying notes are an integral part of these financial statements


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

    The accompanying notes are an integral part of these financial statements


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


    The accompanying notes are an integral part of these financial statements

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

FOX ASSET ACQUISITION:

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
                                                -----------


The Company acquired the ICS Technology from Karunga Technology Corporation by issuing 23,030,750 shares of common stock valued at $2,210,952.

    The accompanying notes are an integral part of these financial statements


                                                        ECUITY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                                  FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                  COMMON STOCK
                        --------------------------------------------
                                                                                       ADDITIONAL
                                                        SHARE            ADDITIONAL    PAID-IN CPITAL
                                                        SUBSCRIPTIONS    PAID-IN       STOCK
                           SHARES          AMOUNT       RECEIVABLE       CAPITAL       OPTIONS ISSUED     DEFICIT         TOTAL
                        ------------    ------------    ------------     ------------   ------------    ------------   ------------

Balance, June 30, 2002    42,518,500    $     42,519    $         --     $  2,492,511   $         --    $ (3,302,998)  $   (767,968)


Issue of common
 stock for services        1,786,667           1,786              --          180,481             --              --        182,267

Common shares
 returned to treasury        (15,675)            (16)             --               16             --              --             --

Issue of common
 stock for
 options exercised         7,761,113           7,761            (571)          (6,985)            --              --            205

Contributed capital
 by shareholder                   --              --              --           75,000             --              --         75,000

Net loss                          --              --              --               --             --      (1,187,150)    (1,187,150)
                        ------------    ------------    ------------     ------------   ------------    ------------   ------------

Balance,
 June 30, 2003            52,050,605    $     52,050    $       (571)    $  2,741,023   $         --      (4,490,148)  $ (1,697,646)

Stock options issued              --              --              --               --        209,298              --        209,298

Deferred compensation             --              --              --               --         (9,442)             --         (9,442)

Issue of
 common stock
 for services             12,402,006          12,402              --        1,417,162             --              --      1,429,564

Issue of common
 stock for
 options exercised         6,482,319           6,482              --          203,965             --              --        210,447

Sale of common stock       2,264,799           2,265             571          167,404             --              --        170,240

Sale of common stock

  Credit
   Line/debentures        10,307,747          10,308              --          839,692             --              --        850,000

Common shares issued
   For acquisitions       29,753,472          29,754              --        3,231,938             --              --      3,261,692

Net loss                          --              --              --               --             --     (11,252,719)   (11,252,719)
                        ------------    ------------    ------------     ------------   ------------    ------------   ------------

Balance, June 30, 2004   113,260,948    $    113,261    $          0     $  8,601,184   $    199,856    $(15,742,867)    (6,828,566)
                        ============    ============    ============     ============   =============   ============   ============

    The accompanying notes are an integral part of these financial statements

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

f) The note was issued by Ecuity Advanced Communications is guaranteed by all of its assets. Additionally Ecuity Advanced Communications, Inc. note to Fox is guaranteed by Ecuity, Inc. The note and accrued interest are payable December 1, 2004.

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
                                                               ==========

Convertible debenture were initially issued at a face value of $350,000, less an initial discount of 10%, less attorney fees. Cornell Capital Partners purchased all of the debentures. The Company has filed a SB-2 registration statement in order to register 60,000,000 common shares that may be issued under the terms and conditions of the convertible debentures. Under the terms of the agreement, Cornell Capital Partners sold common shares sufficient to reduce the debt by $150,000. The Company has the option to pay the debentures plus accrued interest on the due date above, or at the option of the holder of the convertible debentures they may be converted to common stock of the Company at the option price of either 120% of the stock market price at the date of the execution of the Convertible Note, or at any time based on 80% of the 5 day price of the stock prior to the conversion date election, at a price whichever is lower. In accordance with EITF 00-27 and 98-5 the company will record the beneficial conversion amount at the date of conversion since such amounts cannot be determined until then.

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


                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

6. CAPITAL ASSETS (CONTINUED)

JUNE 30, 2004

-------------------------------------------------------------------------------------------------------------
Description of Asset     Cost or initial      Additions       Impairment      Accumulated          Net
                         Valuation Basis                        (Note a)      Depreciation         Book Value
-------------------------------------------------------------------------------------------------------------
Computers and
 Equipment                     $  466,416           49,827          200,137           25,185          290,921
                               ----------       ----------       ----------       ----------       ----------
Computer Software                 113,229           28,388          103,417            2,163           36,037
                               ----------       ----------       ----------       ----------       ----------
Switch Equipment                  109,969            1,332           56,411               27           54,863
                               ----------       ----------       ----------       ----------       ----------
Switch Equip. Internet            328,719           79,194          321,312            6,475           80,126
                               ----------       ----------       ----------       ----------       ----------
Furniture and Fixtures             17,211                0           17,211                0                0
                               ----------       ----------       ----------       ----------       ----------
Leasehold Improvements             40,317           25,043           40,318              333           24,709
                               ----------       ----------       ----------       ----------       ----------
Dialers                            27,883                0           27,883                0                0
                               ----------       ----------       ----------       ----------       ----------
Office Equip                       10,352            3,892              732              822           12,690
                               ----------       ----------       ----------       ----------       ----------
                               $1,114,096          187,676          767,421           35,005          499,346
                               ----------       ----------       ----------       ----------       ----------

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

         Year Ending June 30, 2004                     $   186,400
         Year Ending June 30, 2005                     $   372,800
         Year Ending June 30, 2006                     $   372,800
         Year Ending June 30, 2007                     $   372,800
         Year Ending June 30, 2008                     $   372,800
         Year Ending June 30, 2009                     $   186,400
                                                       -----------
                  Total                                 $1,864,000


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
                                                                                                    campaign

     Individual                           24,000               $  1,200.00  August 22, 2003         Server Set Up
     Attorney                            100,000               $  1,800.00  August 26, 2003         Legal Fees
     Attorney                            100,000               $  1,800.00  August 26, 2003         Legal Fees
     Cornell Capital                   1,555,556               $113,333.00  Sept. 16, 2003          Equity Line
     --------------------------------------------------------------------------------------------------------------

     William Cox                       1,133,333               $136,000.00  Dec. 11, 2003           Severance
     David Canon                         200,000               $ 34,000.00  Nov. 11, 2003           Intro to
                                                                                                    Entertainment
                                                                                                    Group

     Individual                                                $  9,000.00  Oct. 1, 2003            Consulting
                                          50,000

     Individual                          500,000               $ 45.000.00  Nov. 6, 2003            Promotional
                                                                                                    Services

     Individual                           50,000               $  7,000.00  Nov. 3, 2003            Legal Fees
     Jack Orr, Esq.                      150,000               $ 25,500.00  Nov. 4, 2003            SEC Work
     Jeffrey Galpren                   1,500,000               $210,000.00  Nov.  3, and  Dec.  1,  Planning, and
                                                                            2003                    financial
                                                                                                    consulting

     Individual                           50,000               $  7,000.00  Nov. 3, 2003            Consulting
     Individual                           58,824               $ 10,000.00  Nov. 5, 2003            Interest on Note
     Individual                           50,000               $  7,000.00  Nov. 3, 2003            S-8 work
     Corporation                         500,000               $ 45,000.00  Nov. 6, 2003            Promotional
                                                                                                    services

     Individual                          600,000               $102,000.00  Nov. 13, 2003           Business
                                                                                                    Development

     Individual                           50,000               $  9.000.00  Oct. 1, 2003            Consulting
     Corporation                         425,088               $ 36,014.00  Oct. 28, 2003           Commission on
                                                                                                    stock sale and
                                                                                                    Webcast
     --------------------------------------------------------------------------------------------------------------
     Pearl Communications                 60,000               $ 11,400.00  Jan. 08, 2004           Shares for
                                                                                                    marketing

     David Canon                         250,000               $ 45,000.00  Jan. 08, 2004           B of D Bonus



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
      ------------------------ ----------------------- ---------------------- -------------------

Common stock issued - The Company has issued common shares for services as follows: (summarized by type of service)

      Person/Class                  # of Shares issued                Consideration
                                                                      (Value of        Description of Services Rendered
                                                                      Service)

     Individuals                           10,545,454                  $ 348,126       Consulting Services
     Individuals                            2,062,500                  $  80,375       Loan Fees/Loan Services
     Individual                                50,000                  $   2,500       Investors Meeting Room
                                           ----------                  ---------

                                           12,657,954                  $ 431,00
                                           ==========                  =========

Common stock issued - The Company has issued common shares for cash and collateral as follows:

        Person/Class                # of Shares issued               Proceeds
Individuals                             12,000,000                  $ 130,000

Additionally, 5,000,000 common shares were placed with Jeffrey Galpern as collateral on a short term loan for $64,000 which is part of the $296,000 in new loans listed below.

                          ECUITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

18.  SUBSEQUENT EVENTS (CONTINUED)

a)    New Loans - The Company has received various short term loans as follows:

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

b) On January 14, 2005, the Company entered into an agreement with Fox Communications to extend the due date for the payment of principal and interest from December 16, 2004 to February 15, 2005. The due date for such note had been amended on separate occasions. To extend the note the Company agreed to issue common stock to Fox Communications to raise their holdings to 10,000,000 shares of common stock and to pay certain legal cost to Fox Communication's attorneys. Additionally, the Company agreed to reduce the amounts due to Fox for principal and interest during this period as follows:

      1) The first $500,000 of funds received by the Company are exempt from the amended agreement.

      2) One half of any amounts raised in excess of $500,000 shall be used to reduce principal and interest due to Fox at that time.

      3) The Company will timely pay amounts due to Mr. Lonnie Benson under his consulting agreement.

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