Form 10QSB
period 2004-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2005-02-22
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

[_] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period __________________ to_____________________

                         Commission File Number 0-26709

                                  ECUITY, INC.
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

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 172,342,344 shares of $0.001 par value common stock outstanding as of January 5 , 2005.

PART I - FINANCIAL INFORMATION


     Item 1.    Financial Statements

                Unaudited Consolidated Balance Sheets...................... 1

                Unaudited Consolidated Statements of Operations
                for the Three and Six Months Ended
                December 31, 2004 and December 31, 2003.................... 3

                Unaudited Consolidated Statements of
                Cash Flows for the Six Months Ended
                December 31, 2004 and December 31, 2003. .................. 4

                Unaudited Consolidated Statement of Changes in
                Stockholders' (Deficit) for the year ended June 30, 2004
                and the 6 months ended December 31, 2004................... 5

                Notes to the Unaudited Consolidated
                Financial Statements....................................... 6

    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................................ 22

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk 27

    Item 4.     Controls and Procedures .................................. 28

PART II.        OTHER INFORMATION ........................................ 28

    Item 1.     Legal Proceedings  ....................................... 28

    Item 2.     Changes in Securities  ................................... 28

    Item 3.     Defaults Upon Senior Securities........................... 28

    Item 4.     Submission of Matters to a Vote of Security Holders....... 28

    Item 5.     Other Information  ....................................... 29

    Item 6.     Exhibits   ............................................... 29

Signatures................................................................ 29

Certifications............................................................ 30

                          ECUITY, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                            December 31,  June 30,
                                                                               2004         2004
                                                                            -----------  ----------

ASSETS
Current
      Cash and cash equivalents                                             $   37,793   $  107,695
      Accounts Receivable, net of allowance of $179,300 at June
      30, 2004 and $165,537 at December 31, 2004                               694,006      601,287
      Notes receivable                                                          25,000            -
      Prepaid expenses                                                          23,850       29,884
      Inventory                                                                   800
                                                                            ----------   ----------
           Total Current Assets                                                781,449      738,866

Deposits                                                                       121,015       43,722
Property and equipment, net                                                    465,219      499,346
Acquired customer list, net of amortization                                  1,260,461    1,677,600
                                                                            ----------   ----------

     Total Assets                                                            2,628,144    2,959,534
                                                                            ==========   ==========

The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,       June 30,
                                                                                             2004             2004
                                                                                         ------------    ------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current

     Accounts payable and accrued liabilities                                            $  4,166,630    $  2,954,559

     Loans payable                                                                          6,132,143       5,887,061

     Stock to be issued for services and sales                                                167,000         167,000

     Deposits and advance billings                                                            246,245         329,253

     Capital lease obligations - current portion                                              104,331         104,331
                                                                                         ------------    ------------

         Total Current Liabilities                                                         10,816,349       9,442,204
                                                                                         ------------    ------------
Long Term Liabilities

      Convertible Debentures                                                                  100,000         200,000
      Capitalized Leases-net of current portion                                                95,305         145,896
                                                                                         ------------    ------------
           Total Liabilities                                                               11,011,654       9,788,100
                                                                                         ------------    ------------

SHAREHOLDERS' DEFICIT

     Share Capital:
     Authorized: 200,000,000 common shares, par value $0.001 per share

           Issued and outstanding:

     172,342,344 common shares outstanding at December 31, 2004 and 113,260,948 common        172,342         113,261
     shares at June 30, 2004

       Additional paid-in capital                                                           9,670,824       8,601,184
      Additional paid-in-capital stock options issued
                                                                                              209,298         209,298

      Less deferred compensation                                                                    0          (9,442)
                                                                                         ------------    ------------
      Deficit                                                                             (18,435,974)    (15,742,867)
                                                                                         ------------    ------------

      Total Shareholders' Deficit                                                          (8,383,510)     (6,828,566)
                                                                                         ------------    ------------


     Total Liabilities and Shareholders' Deficit                                         $  2,628,144    $  2,959,534
                                                                                         ============    ============


The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three Months Ended             Six Months Ended

                                                    December 31                   December 31
                                                    -----------                   -----------

                                                2004           2003            2004           2003
                                                ----           ----            ----           ----
Revenues                                        924,520               -       1,655,562               -

Cost of revenues                                573,385               -       1,151,775               -
                                           ------------    ------------    ------------    ------------

Gross margins                                   351,135               -         503,787               -

Operating expenses
      Selling expenses                           89,680               -         262,074               -
      Amortization of customer list              78,216               -         156,432               -
      Depreciation                               33,064               -          66,128               -
      General and administrative                971,468         994,209       2,309,787       1,210,757
                                           ------------    ------------    ------------    ------------

Total operating expenses                      1,172,428         994,209       2,794,421       1,210,757
                                           ------------    ------------    ------------    ------------

Operating loss                                 (821,293)       (994,209)     (2,290,634)     (1,210,757)
                                           ------------    ------------    ------------    ------------

Other income (expense)
     Interest income
     Interest (expense)                        (325,126)        (21,809)       (402,473)        (31,807)
     Miscellaneous other
                                           ------------    ------------    ------------    ------------

Total other income (expense)                   (326,126)        (21,809)       (402,473)        (31,807)
                                           ------------    ------------    ------------    ------------

Net loss                                     (1,146,419)     (1,016,018)     (2,693,107)     (1,242,564)
                                           ============    ============    ============    ============

Basic loss per share                       $       (.01)   $       (.02)   $       (.02)   $       (.02)

Weighted Average Number of Common Shares
Outstanding
                                            164,607,864      63,188,245     164,607,864      63,188,245

Diluted loss per share                     $       (.01)            N/A    $       (.01)            N/A

Diluted weighted average
  shares outstanding                        209,161,399             N/A     209,161,399             N/A

The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                    Six Months Ended
                                                                       December 31
                                                                   2004           2003
                                                               -----------    -----------

Cash Flows From Operating Activities
     Net loss                                                  $(2,693,107)   $(1,242,564)
Adjustments To Reconcile Net Loss To Net Cash From Operating
  Activities
     Depreciation and amortization                                 222,560          2,368
     Stock issued for other than cash                              433,950        826,358
     Deferred compensation                                           9,444              -
     Changes in assets and liabilities:                                                 -
     Decrease in accounts receivable, net                          167,987              -
     Increase in deposits                                          (77,293)             -
     Increase in inventory                                            (800)             -
     Decrease (increase) in prepaid expenses                         6,034         (3,165)
     (Decrease) increase in payable and accrued liabilities      1,212,071        (56,245)
     Decrease in deposits on advanced billings                     (83,008)             -
                                                               -----------    -----------
      Cash used by operating activities                           (802,162)      (473,248)
                                                               -----------    -----------

Cash Flows From Investing Activities
     Purchase of property and equipment                            (32,000)             -
     Acquisition of Notes Receivable                               (25,000)             -
                                                               -----------    -----------
     Cash from investing activities                                (57,000)             -
                                                               -----------    -----------

Cash Flows From Financing Activities
     Proceeds from loans payable                                   660,548        164,000
     Paydown of loans payable                                     (515,465)
     Share subscriptions receivable                                      -        (14,709)
     Sale of common stock for cash                                 694,768        326,117
     Payments for capitalized leases                               (50,591)             -
                                                               -----------    -----------
      Cash provided (used) by financing activities                 789,260        475,408
                                                               -----------    -----------

Net Increase (Decrease) In Cash                                    (69,902)         2,160
Cash  And Cash Equivalents, Beginning Of Year                      107,695            653
                                                               -----------    -----------
Cash  And Cash Equivalents, End Of Year                        $    37,793    $     2,813
                                                               ===========    ===========

      Interest paid during the periods                         $   157,557

Supplementary non cash activity:
During the 6 month period ended December 31, 2004, the company sold its conferencing division for the carrying amount of $260,707. Such amount has been included in the receivables total.

The Accompanying Notes are an Integral part of the Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2004 AND THE SIX MONTH PERIOD ENDED DECEMBER 31, 2004

                                     COMMON STOCK
                             ----------------------------------------
                                                          NUMBER OF                    ADDITIONAL
                                                            SHARE        ADDITIONAL  PAID-IN CAPITAL
                                                         SUBSCRIPTIONS    PAID-IN         STOCK
                                 SHARES        AMOUNT      RECEIVABLE      CAPITAL    OPTIONS ISSUED    DEFICIT        TOTAL
                             ------------- -------------- ----------- --------------- ------------- -------------- --------------
Balance, June 30, 2003          52,050,605 $       52,050 $     (571) $     2,741,023 $           0 $  (4,490,148) $   (1,697,646)

Stock options issued                                                                        209,298                       209,298

Deferred compensation                                                                        (9,442)                       (9,442)

Issue of common stock
 for services                   12,402,006         12,402                   1,417,162                                   1,429,564

Issue of common stock
For options exercised            6,482,319          6,482                     203,965                                     210,447

Sale of common stock             2,264,799          2,265        571          167,404                                     170,240

Sale of common stock
   Credit Line/debentures       10,307,747         10,308                     839,692                                     850,000

Common shares issued
   For acquisitions             29,753,472         29,754                   3,231,938                                   3,261,692

Net loss                                                                                              (11,252,719)    (11,252,719)
                             ------------- -------------- ----------- --------------- ------------- -------------- --------------
Balance, June 30, 2004         113,260,948        113,261                   8,601,184       199,856   (15,742,867)     (6,828,566)

Deferred compensation                                                                         9,442                         9,442

Issue of common stock for
services                        12,972,954         12,973                     420,980                                     433,953

Issue of common stock for
Collateral on loan               3,900,000          3,900                      (3,900)                                          0

Sale of common stock            19,232,420         19,232                     318,768                                     338,000

Shares issue to retire debt     22,976,022         22,976                     333,792                                     356,768

Net Loss for Period                                                                                    (2,693,107)     (2,693,107)
                             ------------- -------------- ----------- --------------- ------------- -------------- --------------
Balance December 31            172,342,344 $      172,342           0       9,670,824       209,298   (18,435,974)     (8,383,510)
                             ============= ============== =========== =============== ============= ============== ==============

The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (Unaudited)

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

     The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

     Property and Equipment

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which are three to five years. The Company leases equipment that is capitalized. All leases are accounted for in accordance with Financial Accounting Board Statement No. 13 - Accounting for Leases. Amortization expense related to capitalized leases is included with depreciation expense.

     Software Development Costs

     All software development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of the Company's ability to provide a product that is readily marketable. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over each product's estimated economic life, which ranges from two to five years.

     Software development costs also include capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. The Company did not complete the development of the website and the initial implementation costs were expensed in fiscal 2000.

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004


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

     Sales are comprised of gross revenues less provisions for estimated customer returns and other sales allowances. For software sales, customer returns are only available within 30 days of the sale and only in the event that the software does not perform as described by the Company. Such return policy will require the customer to write to the Company with the specifics of their claim that the software does not deliver as promised. The related reserves for these provisions are included in "Accounts Receivable, net" in the accompanying consolidated statements of operations. For telephony services, billing errors may be corrected for 30 days after the mailing of the monthly bill to customers. Usually such adjustments will be handled by phone with adjustment approved by a customer service manager. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. The Company has not incurred any significant amount of returns or sales allowances in fiscal years 2000 to 2004. All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling are recognized in cost of sales.

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

                         .ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004


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

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of trade accounts receivables. The Company provides credit in the normal course of business to individuals and businesses and generally does not require collateral or other security.

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

                                DECEMBER 31, 2004

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


2.   Basis of Presentation

     The unaudited consolidated financial statements as of December 31, 2004 included herein have been prepared by Ecuity, Inc. ("Ecuity", or "Company") and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ending June 30, 2004.

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004


3.   Acquisition of Assets and Subsidiaries

     Effective March 22, 2002, Ecuity, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction.

     A summary of the transaction is as follows:

     The outstanding shares of Ecuity, Inc, formerly Zeballos Mining ("Zeballos") prior to the acquisition were 27,688,500. Y3K, Inc., shareholders had common shares of 12,789,792 and preferred shares of 5,291,582 for a total conversion of common shares from Zeballos of 18,081,374. In order for Y3K, Inc., shareholders to receive 18,081,374 shares of Zeballos, 13,100,000 newly issued shares were issued and 4,981,374 shares were received from existing issued and outstanding shares (part of the 27,688,500 common shares issued and outstanding to Zeballos shareholders) of Zeballos common shares.

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
                                                         ==============

                          ECUITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

1.        Acquisition of Assets and Subsidiaries (continued):

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

     The acquisition was based on cash, common shares and a Note Payable as follows:

     $3,775,000 in a note payable by Ecuity and 6,722,722 shares of Ecuity, Inc.'s common stock. Based on the closing bid price for the Company's common stock on January 14, 2004 of $.17 per share, the shares issued to Fox in connection with the asset purchase have been valued at $1,151,882. The total transaction has been valued at $4,926,882 of which $1,781,221 consisted of net assets acquired. The Company has paid $300,000 toward the note as part of the purchase price and the balance of $3,475,000 is to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by Ecuity. The original note called for payments that were in default on their initial due date of March 5, 2004. Subsequently, the Company negotiated a revised note payment schedule, which called for a total payoff on or before December 1, 2004 of the $3,475,000 balance plus accrued interest. EAC was able to negotiate an extension of that note under various extension agreements, the latest of which extends the due date of the note to March 1, 2005. The terms of the asset purchase agreement provide that the final payment may be reduced by an amount representing the total of accounts receivable, less the sum of the accounts payable, accruals and deferred income balances. However, as a result of a prior note payment extension, this offset to the note balance amount has now been limited to $450,000.

     Payment of the Note is secured by all of the Assets and by the issued and outstanding shares of Ecuity, all of which shares are held by the Company. In addition, the Company is a guarantor of the Note pursuant to a Parent Guaranty agreement between the Company and Fox. The Company and Ecuity expect to finance the Note payments through additional equity investments into the Company including, but not limited to, invested capital it anticipates it will receive under a Standby Equity Distribution Agreement (formerly the Equity Line of Credit Agreement) with Cornell Capital Partners, L.P.

     The assets acquired by the Company include the competitive local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included the recently upgraded Network Operation Center ("NOC") that allows for the significant expansion of unified end-to-end communication solutions through the addition of voice over IP (VoIP).

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

   3.    Acquisition of Assets and Subsidiaries (continued):

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

         As part of the Transaction, those Fox employees that are associated with the operation and management of the business represented by the Assets became employees of Ecuity. Additionally the former President of Fox, Mr. Lonnie Benson, became a consultant to Ecuity with a contact effective through January 14, 2005.

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

    Additionally, the beneficiary of the new note is contractually entitled to one million common shares of the Company's common stock, which has been expensed as additional interest, in

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

3.       Acquisition of Assets and Subsidiaries (continued):

    consideration for extending the due date of the note as well as providing for a payment schedule extending through December 31, 2004. The note is currently in default. The note has been negotiated for the issuance of common shares; see details in the subsequent events footnote. The one million shares for the additional interest and extension date have not yet been issued and accordingly are classified as a liability until the transfer agent actually issues said shares. The total acquisition transaction was valued at $2,280,994.

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

4.   LOANS AND OTHER OBLIGATIONS PAYABLE

                                                                                       December 31
                                                                                          2004
                                                                                   -------------------
    a) Note due to Fox Communications, Inc.                                        $         3,463,160
    b) Promissory notes to Cornell Capital at 12% per annum                                  1,000,000
    c)   Unsecured loans, payable on demand, with interest ranging from 10%
         to18% per annum                                                                       985,940
    d) Promissory note payable bearing interest at 7% per annum with a default                 466,165
         rate of 14%
    e)   Loan due to bank - defaulted in year 2001 (unsecured)                                 155,666
    f) Contract for advance lock box receipts                                                   61,212
                                                                                   -------------------
          Total Loans Payable                                                      $         6,132,143
                                                                                   ===================

a) The note that was issued by Ecuity Advanced Communications is guaranteed by all of its assets. Additionally Ecuity Advanced Communications, Inc.'s note to Fox is guaranteed by Ecuity, Inc. The addendums, which have been agreed to in writing between the parties, provide for an extension for payment of principal and accrued interest until March 1, 2005.

b) Cornell Capital Partners issued a note with an initial principal amount of $350,000 and also issued a note in the initial principal amount of $1,000,000. The $350,000 note has been paid down by $200,000 and the $1,000,000 note has been paid down by $150,000 from the sale of common stock under the terms of the Equity Line of Credit. The Company and Cornell have agreed that they may sell shares into the marketplace over a period of months at the rate of $50,000 each week until they are paid in full. Additionally, Cornell paid off a note to ADP in the principal amount of $133,333 plus

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

4. LOANS AND OTHER OBLIGATIONS PAYABLE (continued):

     b) accrued interest. The new note to Cornell was issued in the principal amount of $205,717, which included a $4,000 loan fee. This note has also been paid off from the sale of common shares of the Company.

    c) There are ten private parties comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $382,500, is one of the Company's original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender was a co founder of the Company and a consultant. His loans total $221,940. The next largest lender is a private individual with a loan in the amount of $110,000. He is also a non-related third party. Two loans are from Company officers in the principal amounts of $22, 000 and $27,500. The remaining loans are from private individuals in amounts ranging from $5,000 to $100,000. These individuals (or entities) are non-related parties.

    d) The promissory note payable arises as a result of the Company converting a previous guarantee of the indebtedness of an arm's length company with whom the Company has entered into an agreement to develop, license and market software, in exchange for a new note which was executed after the Company purchased the Karunga ICS technology. Note was due December 31, 2004 and was in default at that time. See subsequent events as this note has been renegotiated for conversion to common shares.

    e) This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year. This note was incurred by the Company's subsidiary, y3k, Inc., and there is no liability to the parent company, Ecuity, Inc.

    f) EAC contracted with the bank that controls the lock box system for the collection on those accounts that pay by mail. The agreement provides that portions of the daily cash receipts are applied to the loan. The loan interest is estimate at an annual rate of 26%.

Capital Lease Obligation (Judgment)-

    During the year ended June 30, 2001, the Company's subsidiary, Y3k, Inc., defaulted under certain equipment lease obligations and the leased property was repossessed. The lessor has obtained a judgment in the amount of $121,565 which has been recorded in full in the accounts.

    Convertible Debentures

    Convertible debentures due to Cornell Capital, Inc. bearing interest
        at 5% per annum all due and payable January 7, 2007                  $  100,000
                                                                             ==========

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

  4. LOANS AND OTHER OBLIGATIONS PAYABLE (continued):

        o Convertible debentures were initially issued at a face value of $350,000, less an initial discount of 10%, less attorney fees. Cornell Capital Partners purchased all of the debentures. The Company has filed a SB-2 registration statement in order to register 60,000,000 common shares that may be issued under the terms and conditions of the convertible debentures. Under the terms of the agreement, Cornell Capital Partners sold common shares sufficient to reduce the debt by $250,000. The Company has the option to pay the debentures plus accrued interest on the due date above, or at the option of the holder of the convertible debentures they may be converted to common stock of the Company at the option price of either 120% of the stock market price at the date of the execution of the Convertible Note, or at any time based on 80% of the 5 day price of the stock prior to the conversion date election, at a price whichever is lower.

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

    The Company issued 50,000,000 shares of Common Stock to Cornell Capital Partners, LLC in October 2004. These shares were issued in order to provide additional interim funding as well as reduce the existing debt to Cornell under the terms of the Equity Line of Credit. Of the 50,000,000 shares that were issued to the escrow agent for the benefit of Cornell, there are 23,076,082 shares remaining in escrow at December 31, 2004. These shares are not included in the issued and outstanding share calculations.

5.  Operating Segments

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Company are in the United States as of the three months ended December 31, 2004 and for all prior periods. The Company currently operates in one segment.

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

6.  Income Taxes

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

      Deferred tax assets
           Net operating losses carried forward        $      5,300,000
           Less:  Valuation allowance                        (5,300,000)
                                                       ----------------

                                                       $              -
                                                       ================
     A valuation allowance reflects the unrecognized U.S. and foreign tax loss carryforward. State taxes in Washington State are paid as Business and Occupancy taxes and are based on gross revenues.

7. Earnings Per Share

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At December 31, 2004 the Company had remaining stock options (31,733,689) and warrants (10,936,325) totaling 42,670,014 common shares that has been granted to various employees, directors, consultants and lenders at prices ranging from $.02 to $.75 per share. At December 31, 2004 there were a total of 19,465,757 options and 10,936,325 warrants vested for a vested total of 30,402,082.

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

8. Capital Assets

    The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.

December 31, 2004

----------------------------------------- -----------------------
Description of Asset                           Value after
                                               Impairment
----------------------------------------- -----------------------
Computers and                                      321,281
Equipment
----------------------------------------- -----------------------
Computer Software                                  60,390
----------------------------------------- -----------------------
Switch Equipment                                  143,220
----------------------------------------- -----------------------
Leasehold Improvements                             25,488
----------------------------------------- -----------------------
Office Equip.                                      15,973
----------------------------------------- -----------------------
                                                  566,352
----------------------------------------- -----------------------
Accumulated Depreciation                         (101,133)
----------------------------------------- -----------------------
Net Book Value                                    465,219
----------------------------------------- -----------------------

Note: The initial values that were set for the Fixed Assets purchased from Fox Communications, Inc., based on internal valuations of said assets. Further, the Company was provided a detailed list of assets by Fox Communications for which a number of items could not be specifically identified. The Company engaged an outside valuation firm to provide values necessary to price the transferred assets, however, there were a substantial amount of "unvalued" items since they could not assess value. The Company then proceeded to identify the assets that were physically on hand after the Fixed Assets were transferred to the new operating facility as well as those that were identifiable at the Company's network operating center ("NOC"). The values placed on these items were primarily those items that were specifically identified with a corresponding lease obligation. In addition, the current items also include assets purchased subsequent to January 2, 2004. The valuations above are after the impairment charge to the carrying values at June 30, 2004 and include post June 30, 2004 acquisitions.

9. Acquired Subscriber Base
The following table presents the components of the Company's acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2004 which have been impacted by the impairment charge at June 30, 2004:

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

9. Acquired Subscriber Base (continued):

                                                    Reduction for
                                                      sale of                           Net
                               Carrying Value        Conference         Accumulated   Carrying
                              after Impairment        Calling (a)       Amortization    Value
                             ------------------    -----------------  --------------  ---------
      Acquired Customer
         List for
         Telephony and
         ISPs                $        1,864,000             260,707          342,832  1,260,461
                                                   ----------------

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

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004


10.  LEASE COMMITMENTS

    The Company is currently leasing one office space as follows.

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

    The lease commitments through the lease terms of all leases are as follows:

                           Year 2005                               $  142,566
                           Year 2006                                  160,172
                           Year 2007                                  176,736
                           Year 2008                                   60,752
                                                                   ----------
                                          Total                    $ 540,226
                                                                   ==========

11.  Stock-Based Compensation

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

    The Company follows the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. Ecuity has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

11.  Stock-Based Compensation (continued):

     In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The Company's policy is to grant the exercise price for stock options to employees at or in excess of the fair market value of Ecuity's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

12.  Concentration of Sales and Purchases

         The Company's subsidiary, Ecuity Advanced Communications has no customers that exceed ten (10%) percent of annual sales, however, there is one vendor with purchases that exceed ten (10%) percent of the cost of sales. This vendor and the purchase amount is as follows (rounded to 000"s):

       QWEST                                                   $199,000

13.  Subsequent Events

     The Company was able to negotiate an extension on the note obligation to Fox Communication, Corp., which has a remaining principal balance of $3,475,000 until March 1, 2005. Management is in the process of negotiating an additional extension on this note.

     The Note to a third party in the principal amount of $466,165 plus accrued interest was in default at December 31, 2004. The Company has negotiated a settlement for the entire indebtedness, including principal and all accrued interest as well as the 1,000,000 common shares that have not been issued, in exchange for the issuance of 20,000,000 shares of the Company's common shares.

14.  Going Concern

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

                                DECEMBER 31, 2004

14.  Going Concern (continued):

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

Item 2.  Management's Discussion and Analysis

INTEGRATED COMMUNICATIONS - OVERVIEW

Ecuity provides advanced telephone services and products, both through state of the art Internet voice (VoIP) and through traditional telephone service connections (PSTN). All of Ecuity's telephone services are business grade - carrier class products. Ecuity also delivers additional valuable communication products and services targeted to the small and medium sized business market, maximizing value to the businesses served, creating strong customer relationships and allowing Ecuity to maintain higher margins throughout its product line. These additional advanced communication services include secure, encrypted instant messaging, secure data transfer, document and data archiving and retrieval, T-1 provisioning, internet connections, conference calling and e-commerce software to create solutions that meet the communication needs of today's business world.

As a facilities-based carrier, Ecuity continues to operate a traditional telephone company with a 17-year history, providing service to thousands of customers in the Northwest through the integration of web-based telecommunications and cutting-edge software technology. Ecuity economically delivers secure unified communication solutions that break down distance, time and media barriers to allow people to communicate anywhere, anytime and across multiple mediums. While Ecuity's primary market is the small and medium sized business customer, Ecuity also provides the same high quality communication products and services to residential and retail distribution customers through channel partners.

Prior to calendar year 2004, Ecuity had been an early stage development company. Calendar year 2004 ushered in a new era for Ecuity as it began the transition from early stage development company to a mature operating company. Our goals for 2004 were the following:

     o Purchase an in-place telephone business infrastructure to effectively support the delivery of next generation telecommunication services to the business enterprise market.
     o Achieve 99.999% reliability through our strategically deployed hybrid switch that seamlessly connects both Internet voice and tradition telephone voice networks.
     o    Launch our 4 primary VoIP products
     o    Achieve a lead position in next generation wireless phone service
     o    Achieve recognition in the industry as an emerging leader

We achieved all of the above primary goals in calendar year 2004, as describe below:

Purchase of telephone business infrastructure

         JANUARY 2004 - FOX ASSET ACQUISITION

         Effective January 14, 2004, Ecuity completed its acquisition of selected assets of Fox Communications, Corporation. The local exchange carrier assets purchased include physical hardware assets for state of the art VoIP switching, traditional telephone switching facilities, as well as seasoned customer service and billing departments necessary to support business/carrier class telephone service. The business assets consist of a customer base of 18,000 business and residential customers. Ecuity provides wired and WiFi VoIP services, dial tone, PBX and hosted PBX, DSL, T 1 and internet dial up connectivity, web hosting, conferencing and traditional local and long distance calling to these customers as well as its expanding base of new customers

         JUNE 2004 - KARUNGA ACQUISITION

         After the Fox asset acquisition, Ecuity completed its acquisition of the technology of Karunga Technologies Corporation, the developers of its secure Instant Communications System technology. This allowed the Company to own the proprietary technology, derive the benefit of higher margins and control of future development of the technology. ICS provides a platform of proprietary technologies developed over the past several years to combine encrypted text messaging, secure data and file transmission, data and messaging archiving, strategic collaboration, and presence management, all on a managed, "peer to peer" basis. Previously the Company worked with Karunga under a license agreement and under a joint development agreement. The acquisition of the ICS technology now allows for the integration of all aspects of Ecuity's software applications and ongoing development of technology for the sole benefit of the Company. In 2005 the Company plans to integrate these services with its wired and WiFi VoIP voice services, and to extend the functionality of this proprietary technology.

Achieved 99.999% reliability for our strategic hybrid Switch
------------------------------------------------------------

         In  January  we  reported  that  we  had  achieved  "5  9's"  (99.999%)
         reliability and had processed a Billion minutes through our hybrid switch that connects us to both our Internet voice networks and our traditional telephone copper wire switched networks. This was the highest priority for us as it is the foundation of our strategic positioning going forward. Because of our proven reliability, our seamless connection to both the old telephone network and the new
         Internet based telephone network through our hybrid switch configuration, and our advanced PBX and security features, we are now able to leverage these competitive advantages into numerous joint ventures and channel partner arrangements to drive the business forward.

Launch of VoIP Products
-----------------------

         Commencing the last half of calendar 2004 we successfully launched our four VoIP telephone products. By the end of the year we had installed over 700 business lines using our VoIP services.

         OCTOBER 2004 - TELSYM/INTEL PARTNERSHIP - WORLD FIRST

         In October, Ecuity became the first carrier to host a carrier-class mobile VoIP solution providing full featured VoIP call capability over wireless networks such as `WiFi hotspots and wireless office networks. Thus using a laptop computer or a hand held Pocket PC-PDA, Ecuity customers can now place and receive phone calls over any private WiFi, public hotspot, or broadband network using Macintosh or Windows computers, or Pocket PC mobile devices. Mobile VoIP solutions are increasingly being deployed to satisfy the communication needs of today's mobile corporate professionals and workers in industries that require high levels of mobility such as retail and healthcare. This offering is a joint partnership with TeleSym, another Bellevue, Washington based technology firm whose patented software is optimized to deliver voice over wireless networks. TeleSym's financial backers include Intel(R) and Seimens. Ecuity worked with both TeleSym and Intel(R) in deploying this world class wireless voice offering and was one of the first communications carriers to deploy Intel's(R) HMP SIP server. Next generation wireless phones will be optimized for wireless VoIP and will allow wireless VoIP carriers to challenge cellular technologies and communications strategies

         DECEMBER 2004 - OTTAWA WIRELESS PARTNERSHIP - FIRST CITYWIDE WIFI

         In December Ecuity teamed with Azulstar Networks, a division of Ottawa Wireless, a world leader in citywide WiFi network deployments, to offer wireless Voice over Internet phone services. Under the agreement, Ecuity will be the exclusive provider of private label mobile VoIP services to Azulstar's wireless broadband customers, both business and residential. Initial markets will include Rio Rancho, New Mexico and Grand Haven, Michigan. Azulstar expects to launch the Rio Rancho WiFi based VoIP services at the beginning of 2005 and will include multiple package offerings of Ecuity's services. Grand Haven customers, who have been enjoying the citywide WiFi network since fall 2003, will be offered Ecuity's VoIP services later in the year. Often referred to as the Silicon Mesa, forward-thinking Rio Rancho, NM is home to 64,000 residents and a large number of small, medium and large sized high tech companies. This will be the nation's largest and most advanced city-wide WiFi network and the combination of Azulstar's innovative WiFi technology and Ecuity's leading VoIP services will make Rio Rancho a model for citywide WiFi communications networks.

Achieved recognition in the industry as a leader- The 2004 Pulver 100 award
---------------------------------------------------------------------------

         Because of Ecuity's increasing success in delivering cutting edge VoIP services to customers nationwide and around the world, Ecuity's privately held subsidiary, Ecuity Advanced Communications being named to the 2004 "Pulver 100"- which is the VoIP industry's premiere listing of companies that represent the future of the communications industry.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, subject to our obtaining additional financing for the continued development of the Company's business:

     o Leverage the strategic advantages we have achieved through our platform and emerging industry recognition to aggressively market our products
     o Transition debt incurred in achieving early stage development goals to long-term debt and equity.
     o Conclude negotiations with top flight industry recognized leaders to complete upper management positions
     o Commence aggressive acquisition strategy for small regional telephone companies like the one we purchased and transitioned to next generation telco.
     o Entering into the VoIP conference calling to replace the traditional landline services that did not fit into our platform of utilizing our VoIP technology,

Completion of our plan of operation is subject to obtaining adequate financing. This includes the debt service requirements for Corporate obligations as well as the debt obligation of EAC to Fox Communications as a result of the assets purchased. We cannot assure investors that adequate financing will be obtained. In the absence of increased revenues, we may be unable to proceed with our plan of operation. Without significant revenues and cash inflows from debt or equity funding within the next six months, we anticipate we will not be able to continue with our present operating structure. Management believes that the sources of potential funds needed to maintain current operations will be available to us during the year however, if this amount of funding is unavailable to cover our debt obligations and ongoing deficit spending, we will not be able to continue operations.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $10,034,900 at December 31, 2004 from a deficit of $8,703,339 as of June 30, 2004, primarily as a result of the following: a decrease in cash of $69,902, an increase in accounts payable and accrued liabilities of $1,212,071, and an increase in short term debt of $245,082.

The Company had a consolidated operating net loss of $2,693,108 for the six months ended December 31, 2004 compared to a net loss of $1,242,564 for the same period last year. The substantial increase between the 6 month periods are primarily a result of the operating loss for Ecuity Advanced Communications, Inc., which was $1,316,132 this year and there was no operating comparison for last year as the acquisition of the Fox assets was not effective until January 2004. All other items are primarily of equal costs such as consulting fees for this reporting period, which were $889,047 as compared to $884,485 for the six month period last year.

Revenues from the Fox asset purchase are recognized in our wholly owned subsidiary, Ecuity Advanced Communications, Inc. Ecuity's business is primarily related to long distance services, Internet server provider (ISP), and web hosting. The ISP hosting line is sold on a monthly, quarterly and annual subscription basis with fees for services billed to the customer and paid in advance. This cash is received and recorded to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay current operating expenses. The Company's long distance services are billed in arrears based on actual usage based on agreed upon service plans. Appropriate Federal, State and other fees are added to the service minutes and are billed to the customer using an automated billing system.

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

Since our stock price has been at a very low trading level over the past few months, it has taken a substantial amount of stock issuances to Cornell just to keep nominal amounts of funding to the Company. Cornell and the Company have agreed on an orderly pay down of existing debt at the rate of $50,000 per month utilizing the remaining shares that are being held in the trust escrow. Existing debt obligations to Cornell at December 31, 2004 total $1,000,000.

We anticipate that a minimum of $4,500,000 will be required to sustain existing operations for the next 12 months from the balance sheet date to sustain Corporate operations which are segregated from its EAC subsidiary operations and satisfy the note obligation to Fox Communications, accounts payable and other existing debt obligations including subsidiary liabilities. Currently, revenue in EAC is insufficient to provide for all operating costs including payroll, rent, selling expenses and costs of sales. The Company took measures in the prior quarter that have helped reduce the negative cash flow. Excluding interest, the 3-month loss for the period ended September 30, 2004 was $1,469,341 vs. the net loss for the 3-month period ended December 31, 2004 of $821,293. A savings of nearly $648,000 for the 3-month period has been obtained due to the cost cutting measures such as the lowering the payroll, outside consulting and network costs. The remaining shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc., has no direct income therefore unless subsidiary revenues are available to use by Corporate, there is about a $50,000 per month shortfall for cash to pay salaries and administrative expenses.

Our plan of operations for the next twelve months is to complete the following objectives within the time period specified, some items are subject to our obtaining additional financing for the continued development of Ecuity's business:

     o We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the aggressive marketing campaign we plan on undertaking will involve advertising, marketing, and a sales campaign to market the bundled services of our subsidiary (EAC) from the assets purchased from Fox and the ICS technology purchased from Karunga Technologies, Corp. The monthly minimum out of pocket we anticipate to market these bundled services is $100,000 until such time as increased revenues are sufficient to offset the additional costs associated with the marketing of these products. Further, a cash reserve will be necessary to show strategic partners that we have the staying power necessary to support them in the short and long term.

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

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Without significant revenues or substantial funding in the near term, and unless there is an extension on its note obligation to Fox Communications and should Fox use its remedy to foreclose on all the assets that were subject to the original purchase, all telephony revenues will terminate. If the Company is successful in its endeavor to market its VoIP and ICS services, it will have to start with the set up of a new CLEC and NOC which will require substantial capital outlay.

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

The financial statements presented herein compares the statement of operations for the six month periods ended December 31, 2004 and December 31, 2003 the balance sheets at December 31, 2004 and our year end of June 30, 2004. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated. In the six month period ended December 31, 2004, we incurred a net loss of $2,693,107 as compared to a loss of $1,242,564 for the same period last year.

The substantial increase between the 6 month periods are primarily from the operating loss of Ecuity Advanced Communications, Inc., which was $1,316,132 this year and there was no operating comparison for last year as the acquisition of the Fox assets was not effective until January 2004.

Since incorporation, we have funded our operations through private loans and equity financings. As at December 31, 2004, our total assets were recorded at $2,628,144 consisting of cash $37,793, accounts receivable, net $694,006 which includes $264,116 balance owing for the sale of the conferencing services, prepaids $23,850, capital assets $566,352 deposits $121,015 and the purchased subscriber list of Fox in the amount of $1,260,461 (net of amortization of $342,832 and a reduction from the sale of the conferencing services of $264,616). Our total liabilities totaled $11,011,654, consisting primarily of $4,166,630 in accounts payable and accrued liabilities, deposits on advanced billings of $246,245, loans payable to the seller of the Fox assets of $3,475,000, convertible debentures of $100,000, two notes to Cornell totaling $1,000,000 a defaulted bank loan payable of $155,666, $121,564 for defaulted leased equipment and equipment lease obligations of $199,636.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
-------    ----------------------------------------------------------

At the present time the Company does not have any investments in securities and therefore there would not be cause for any material impact on the financial statements in the event of a drastic change in interest rates or other factors that could influence the stability of investment securities.

Item 4.     Controls and Procedures
-------     -----------------------

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the quarter ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

Ecuity, Inc.'s wholly owned subsidiary, Y3K, Inc., is the defendant in a lawsuit filed in Pierce County, Washington, Superior Court, currently pending. The plaintiff is the former landlord of Y3K, Inc. and is asserting claims against Y3K, Inc. related to its alleged breach of two lease agreements that Y3K, Inc. entered into with its former landlord in 1999 and 2000. The Plaintiff was successful in obtaining a judgment against its subsidiary in the approximate amount of $557,000 including an estimated, yet undetermined, award for attorney fees and costs of $25,000.

The Company is not a party to any other pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

During the quarter, the Company issued additional common shares as follows:

         During the quarter ended December 31, 2004, 715,000 shares of common stock were issued for loan fees and services amounting to $21,450 at prices ranging from $0.02 to $0.03 per share.

         7,232,420 common shares were issued to Cornell Capital Partners for proceeds of $208,000 under the Equity Line of Credit.

         Jeffrey Galpern was issued 5,000,000 common shares as collateral for a loan that was returned to the Company in December 2004. Mr. Jeff Haberman, a co-founder and consultant to the Company was issued 3,900,000 common shares as collateral for a loan he made to the Company in the principal amount of $51,184.

         There were an additional 22,976,022 common shares issued from the trust account set up to provide to Cornell Capital Partners under the terms of the Equity Line of Credit to reduce debt obligations of $356,768 owned to Cornell.

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

                                             ECUITY, INC.

                                             /s/ KING COLE
                                             ---------------------
Date:  February 19, 2005                     King Cole, President