Form 10QSB/A
period 2004-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2005-02-23
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 172,342,344 shares of $0.001 par value common stock outstanding as of January 5, 2005.

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
                                                                                         ============    ============

The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended             Six Months Ended
                                                    December 31                   December 31
                                                    -----------                   -----------

                                                2004           2003            2004           2003
                                                ----           ----            ----           ----
Revenues                                        924,520               -       1,655,562               -

Cost of revenues                                573,385               -       1,151,775               -
                                           ------------    ------------    ------------    ------------

Gross margins                                   351,135               -         503,787               -

Operating expenses
      Selling expenses                           89,680               -         262,074               -
      Amortization of customer list              78,216               -         156,432               -
      Depreciation                               33,064               -          66,128               -
      General and administrative                971,468         994,209       2,309,787       1,210,757
                                           ------------    ------------    ------------    ------------

Total operating expenses                      1,172,428         994,209       2,794,421       1,210,757
                                           ------------    ------------    ------------    ------------

Operating loss                                 (821,293)       (994,209)     (2,290,634)     (1,210,757)
                                           ------------    ------------    ------------    ------------

Other income (expense)
     Interest income
     Interest (expense)                        (325,126)        (21,809)       (402,473)        (31,807)
     Miscellaneous other
                                           ------------    ------------    ------------    ------------

Total other income (expense)                   (325,126)        (21,809)       (402,473)        (31,807)
                                           ------------    ------------    ------------    ------------

Net loss                                     (1,146,419)     (1,016,018)     (2,693,107)     (1,242,564)
                                           ============    ============    ============    ============

Basic loss per share                       $       (.01)   $       (.02)   $       (.02)   $       (.02)

Weighted Average Number of Common Shares
Outstanding
                                            164,607,864      63,188,245     164,607,864      63,188,245

Diluted loss per share                     $       (.01)            N/A    $       (.01)            N/A

Diluted weighted average
  shares outstanding                        209,161,399             N/A     209,161,399             N/A

The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                    Six Months Ended
                                                                       December 31
                                                                   2004           2003
                                                               -----------    -----------
Cash Flows From Operating Activities
     Net loss                                                  $(2,693,107)   $(1,242,564)
Adjustments To Reconcile Net Loss To Net Cash From Operating
  Activities
     Depreciation and amortization                                 222,560          2,368
     Stock issued for other than cash                              433,950        826,358
     Deferred compensation                                           9,444              -
     Changes in assets and liabilities:                                                 -
     Decrease in accounts receivable, net                          167,987              -
     Increase in deposits                                          (77,293)             -
     Increase in inventory                                            (800)             -
     Decrease (increase) in prepaid expenses                         6,034         (3,165)
     (Decrease) increase in payable and accrued liabilities      1,212,071        (56,245)
     Decrease in deposits on advanced billings                     (83,008)             -
                                                               -----------    -----------
      Cash used by operating activities                           (802,162)      (473,248)
                                                               -----------    -----------

Cash Flows Used by Investing Activities
     Purchase of property and equipment                            (32,000)             -
     Acquisition of Notes Receivable                               (25,000)             -
                                                               -----------    -----------
     Cash used by investing activities                                (57,000)             -
                                                               -----------    -----------

Cash Flows From Financing Activities
     Proceeds from loans payable                                   660,548        164,000
     Paydown of loans payable                                     (515,465)
     Share subscriptions receivable                                      -        (14,709)
     Sale of common stock for cash                                 694,768        326,117
     Payments for capitalized leases                               (50,591)             -
                                                               -----------    -----------
      Cash provided (used) by financing activities                 789,260        475,408
                                                               -----------    -----------

Net Increase (Decrease) In Cash                                    (69,902)         2,160
Cash  And Cash Equivalents, Beginning Of Year                      107,695            653
                                                               -----------    -----------
Cash  And Cash Equivalents, End Of Year                        $    37,793    $     2,813
                                                               ===========    ===========

      Interest paid during the periods                         $   157,557

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

3.    Acquisition of Assets and Subsidiaries (continued):

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

      During the quarter ended December 31, 2004 the landlord for the office space that was previously occupied by Y3K, Inc., a wholly owned subsidiary was successful in obtaining a judgment in the approximate amount of, $577,000. The company has reserved $472,000 in anticipation of this loss and management believes that this reserve is sufficient to cover any settlement that may be made with the creditor.

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

                          ECUITY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2004

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

The Company had a consolidated operating net loss of $2,693,107 for the six months ended December 31, 2004 compared to a net loss of $1,242,564 for the same period last year. The substantial increase between the 6 month periods are primarily a result of the operating loss for Ecuity Advanced Communications, Inc., which was $1,316,132 this year and there was no operating comparison for last year as the acquisition of the Fox assets was not effective until January 2004. All other items are primarily of equal costs such as consulting fees for this reporting period, which were $889,047 as compared to $884,485 for the six month period last year.

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

99.3     Certification by King Cole

99.4     Certification by Shane Smith

99.5     Certification by Leon Caldwell

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ECUITY, INC.

                                             /s/ KING COLE
                                             ---------------------
Date:  February 23, 2005                     King Cole, President