Form 10QSB
period 2005-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2005-05-20
CIK 1082673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period___________ to__________

                         Commission File Number 0-26709

                                  ECUITY, INC.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


              Nevada                                     98-0201259
  ------------------------------              -------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 239,692,932 shares of $0.001 par value common stock outstanding as of April 5, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheets..................................1

        Unaudited Consolidated Statements of Operations
        for the Three and Nine Months Ended
        March 31, 2005 and March 31, 2004......................................3

        Unaudited Consolidated Statements of
        Cash Flows for the Nine Months Ended
        March 31, 2005 and March 31, 2004. ....................................4

        Unaudited Consolidated Statement of Changes in
        Stockholders' (Deficit) for the year ended June 30, 2004
        and the Nine months ended March 31, 2005...............................5

        Notes to the Unaudited Consolidated
        Financial Statements...................................................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations............................................................22

Item 3. Quantitative and Qualitative Disclosures About Market Risk............28

Item 4. Controls and Procedures ..............................................28

PART II.OTHER INFORMATION ....................................................28

Item 1. Legal Proceedings  ...................................................28

Item 2. Changes in Securities  ...............................................29

Item 3. Defaults Upon Senior Securities.......................................29

Item 4. Submission of Matters to a Vote of Security Holders  .................29

Item 5. Other Information  ...................................................29

Item 6. Exhibits   ...........................................................29

Signatures....................................................................29

Certifications................................................................30

                          ECUITY, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                   March 31, 2005  June 30, 2004
--------------------------------------------------------------------------------
ASSETS
Current
     Cash and cash equivalents                     $       3,103      107,695
      Accounts Receivable, net of allowance of
       $179,300 at June 30, 2004 and $169,375 at
       March 31, 2005                                    442,938      601,287

      Prepaid expenses                                    21,458       29,884
      Inventory                                              800
                                                   -----------------------------
           Total Current Assets                          468,299      738,866

Deposits                                                 121,815       43,722
Property and equipment, net                              448,184      499,346
Acquired customer list, net of amortization            1,182,245    1,677,600
                                                   -----------------------------
     Total Assets                                      2,220,543    2,959,534
================================================================================

              The Accompanying Notes are an Integral part of these
                  Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                   March 31, 2005  June 30, 2004
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current

     Accounts payable and accrued liabilities      $   3,395,859    2,954,559

     Loans payable                                     4,273,515    5,887,061

     Stock to be issued for services and sales                 0      167,000

     Deposits and advance billings                       273,680      329,253

     Capital lease obligations - current portion         104,331      104,331
                                                   -----------------------------
         Total Current Liabilities                     8,047,385    9,442,204
                                                   -----------------------------
Long Term Liabilities

      Convertible Debentures                                   0      200,000

       Note payable to Fox - net of current portion    1,475,000            0
      Capitalized Leases-net of current portion           83,408      145,896
                                                   -----------------------------
           Total Long Term Liabilities                 1,558,408      345,896
                                                   -----------------------------
      Total Liabilities                                9,605,793    9,788,100

SHAREHOLDERS' DEFICIT

     Share Capital:
     Authorized: 400,000,000 common shares, par value $0.001 per share

           Issued and outstanding:

     239,692,932 common shares outstanding at
       March 31, 2005 and 113,260,948                    239,693      113,261
     common shares at June 30, 2004

       Additional paid-in capital                     11,915,236    8,601,184
      Additional paid-in-capital stock options
        issued
                                                         211,378      209,298

      Less deferred compensation                               0       (9,442)

      Deficit                                        (19,751,557) (15,742,867)
                                                   -----------------------------
      Total Shareholders' Deficit                     (7,385,250)  (6,828,566)
                                                   -----------------------------
     Total Liabilities and Shareholders' Deficit   $   2,220,543    2,959,534
                                                   =============================

              The Accompanying Notes are an Integral part of these
                  Unaudited Consolidated Financial Statements

                                       ECUITY, INC. AND SUBSIDIARIES

                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended                   Nine Months Ended
                                                     March 31                           March 31
                                           ------------------------------    ------------------------------
                                               2005              2004             2005             2004
                                           -------------    -------------    -------------    -------------
Revenues                                         664,859        1,650,655        2,320,421        1,650,655

Cost of revenues                                 399,759          848,353        1,551,534          848,353
                                           ------------------------------    ------------------------------
Gross margins                                    265,100          802,302          768,887          802,302
Operating expenses
      Selling expenses                           117,409          121,140          379,483          121,140
      Amortization of customer list               78,216                           234,648
      Depreciation                                33,064                            99,192
      General and administrative               1,608,927        2,057,784        3,918,714        3,268,541
                                           ------------------------------    ------------------------------
Total operating expenses                       1,837,616        2,178,924        4,632,037        3,389,681
                                           ------------------------------    ------------------------------
Operating loss                                (1,572,516)      (1,376,622)      (3,863,150)      (2,587,379)
                                           ------------------------------    ------------------------------
Other income (expense)
     Interest (expense)                         (134,629)         (39,836)        (537,103)         (71,643)
     Miscellaneous other                         391,563            8,649          391,563            8,649
                                           ------------------------------    ------------------------------
Total other income (expense)                     256,934          (31,187)        (145,540)         (62,994)
                                           ------------------------------    ------------------------------
Net loss                                   $  (1,315,582)      (1,407,809)      (4,008,690)      (2,650,373)
                                           ==============================    ==============================

Basic loss per share                       $        (.01)            (.02)            (.03)            (.03)

Weighted Average Number of Common Shares
Outstanding
                                             187,990,748       76,342,306      187,990,748       76,342,306

Diluted loss per share                     $        (.01)            (.02)            (.02)            (.03)

Diluted weighted average
  shares outstanding                         220,164,815       83,395,336      220,164,815       83,395,336


Note A - Miscellaneous  other income of $391,563 for the 3 and 9 months ended March 31, 2005 represents the forgiveness  of debt on the Fox note from its inception  (January 2, 2004) to March 31, 2005 as part of the revised note Agreement.


      The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                              ECUITY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   Nine Months Ended
                                                                       March 31
                                                               --------------------------
                                                                  2005            2004
                                                               -----------    -----------
Cash Flows From Operating Activities
     Net loss                                                  $(4,008,690)    (2,650,373)
Adjustments To Reconcile Net Loss To Net Cash From Operating
  Activities
     Depreciation and amortization                                 333,840
                                                                                  225,677
     Stock issued for other than cash                            1,190,551      1,294,764
     Deferred compensation                                           9,444
     Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, net               158,348       (719,556)
     Increase in deposits                                          (78,093)       (35,484)
     Decrease in stock issuances due                              (170,000)
     Increase in inventory                                            (800)
     Decrease (increase) in prepaid expenses                         8,426        (70,750)
     (Decrease) increase in payable and accrued liabilities
                                                                   444,300        984,912
     Stock options outstanding                                       2,080
     Decrease (increase) in advanced billings                      (55,573)       335,297
                                                               --------------------------
      Cash used by operating activities                         (2,166,167)      (635,513)
                                                               --------------------------

Cash Flows Used By Investing Activities
     Purchase of property and equipment                            (48,029)    (1,109,290)
      Acquisition of Fox subscriber base                                       (2,872,672)
                                                               --------------------------
     Cash used by investing activities                             (48,029)    (3,981,962)
                                                               --------------------------

Cash Flows From Financing Activities
     Proceeds from loans payable                                 1,279,957      3,321,247
     Paydown and retirement of loans payable                    (1,118,798)
     Issuance of common stock for loan reductions                1,422,933
     Sale of convertible debentures                                               700,000
     Share subscriptions receivable                                                (4,429)
     Sale of common stock for cash                                 588,000        384,180
     Change in capitalized leases                                  (62,488)       231,617
                                                               --------------------------
      Cash provided (used) by financing activities               2,109,604      4,632,615
                                                               --------------------------

Net Increase (Decrease) In Cash                                   (104,592)        15,140
Cash  And Cash Equivalents, Beginning Of Year                      107,695            653
                                                               --------------------------
Cash  And Cash Equivalents, End Of Year                        $     3,103         15,793
                                                               ==========================

      Interest paid during the periods                         $   136,924         71,643


                    The Accompanying Notes are an Integral part of the
                       Unaudited Consolidated Financial Statements

                                               ECUITY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                      FOR THE YEAR ENDED JUNE 30, 2004 AND THE NINE MONTH PERIOD ENDED MARCH 31, 2005

                                                                                  ADDITIONAL
                                 COMMON STOCK           SHARE        ADDITIONAL  PAID-IN CAPITAL
                         -------------------------  SUBSCRIPTIONS     PAID-IN        STOCK
                           SHARES        AMOUNT       RECEIVABLE      CAPITAL    OPTIONS ISSUED   DEFICIT         TOTAL
                         -------------------------------------------------------------------------------------------------
Balance, June 30, 2003    52,050,605   $    52,050   $      (571)   $ 2,741,023   $         0   $(4,490,148)   $(1,697,646)
Stock options issued                                                                  209,298                      209,298
Deferred compensation                                                                  (9,442)                      (9,442)
Issue of common stock
 for services             12,402,006        12,402                    1,417,162                                  1,429,564
Issue of common stock
For options exercised      6,482,319         6,482                      203,965                                    210,447
Sale of common stock       2,264,799         2,265           571        167,404                                    170,240
Sale of common stock
   Credit Line/debentures 10,307,747        10,308                      839,692                                    850,000
Common shares issued
   For acquisitions       29,753,472        29,754                    3,231,938                                  3,261,692
Net loss                                                                                        (11,252,719)   (11,252,719)
                         -------------------------------------------------------------------------------------------------
Balance, June 30, 2004   113,260,948       113,261                    8,601,184       199,856   (15,742,867)    (6,828,566)
Deferred compensation                                                                                 9,442          9,442
Stock options issued                                                                                  2,080          2,080
Issue of common stock
 for services             31,197,954        31,198                    1,159,354                                  1,190,552
Shares issued for stock
  issuances due            1,000,000         1,000                      169,000                                    170,000
Issue of common stock for
Collateral on loan         3,900,000         3,900                       (3,900)                                         0
Sale of common stock      33,530,414        33,530                      554,470                                    588,000
Shares issue to
  retire debt             56,803,616        56,804                    1,435,128                                  1,491,932
Net Loss for the Period                                                                          (4,008,690)    (4,008,690)
                         -------------------------------------------------------------------------------------------------
Balance March 31, 2005   239,692,932   $   239,693             0     11,915,236       211,378   (19,751,557)    (7,385,250)
                         =================================================================================================


             The Accompanying Notes are an Integral part of these Unaudited Consolidated Financial Statements

                          ECUITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                                 MARCH 31, 2005


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

                                 MARCH 31, 2005


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

                                 MARCH 31, 2005

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


2.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2005 included herein have been prepared by Ecuity, Inc. ("Ecuity", or "Company") and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ending June 30, 2004.

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005


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
                                                                =============

                          ECUITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005

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

     The acquisition was based on cash, common shares and a Note Payable as follows:

     $3,775,000 in a note payable by Ecuity Advanced Communications, Inc. ("EAC") and 6,722,722 shares of Ecuity, Inc.'s common stock. Based on the closing bid price for the Company's common stock on January 14, 2004 of $.17 per share, the shares issued to Fox in connection with the asset purchase have been valued at $1,151,882. The total transaction has been valued at $4,926,882 of which $1,781,221 consisted of net assets acquired. EAC has paid $300,000 toward the note as part of the purchase price and the balance of $3,475,000 is to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by EAC. The original note called for payments that were in default on their initial due date of March 5, 2004. Subsequently, the Company negotiated a revised note payment schedule, which called for a total payoff on or before December 1, 2004 of the $3,475,000 balance plus accrued interest. EAC in conjunction with its parent Company, Ecuity, Inc., was able to negotiate an extension of that note along with an issuance of commons shares of Ecuity, Inc. for a reduction in the debt.

     The revised terms provided that there was a waiver of all interest through March 31, 2005 with a limit on the note reduction of $250,000 (previously limited to $450,000) representing an adjustment against the total of accounts receivable, less the sum of the accounts payable, accruals and deferred income balances.

     The revised note payments are summarized as follows:

     $125,000                      Due on or before April 22, 2005
     $250,000                      Due on or before May 9, 2005
     $625,000                      Due on or before May 16, 2005

     Further, the Company and Fox have agreed that Fox will reduce the note obligation by $1,000,000 in exchange for the issuance of 28,277,278 common shares of Ecuity, Inc. and extended the due date for the balance of the note (principal of $1,475,000) and all accrued interest to July 1, 2007.

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

3.   ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED):

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

          As part of the Transaction, those Fox employees that are associated with the operation and management of the business represented by the Assets became employees of Ecuity. Additionally the former President of Fox, Mr. Lonnie Benson, became a consultant to Ecuity with a contact that expired on January 14, 2005.

     KARUNGA TECHNOLOGIES, INC. - At a Board of Directors meeting on February 22, 2004, Ecuity, Inc., voted to complete the purchase of the ICS Technology from Karunga Technologies, Corporation ("Karunga"), a Utah Corporation. The technology acquisition was completed effective June 15, 2004.

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

3.   ACQUISITION OF ASSETS AND SUBSIDIARIES (CONTINUED):

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

     Additionally, the beneficiary of the new note is contractually entitled to one million common shares of the Company's common stock, which has been expensed as additional interest, in consideration for extending the due date of the note as well as providing for a payment schedule extending through December 31, 2004. The note and all accrued interest was cancelled in exchange for the issuance of 19,000,000 of the Company's common stock. The total acquisition transaction was valued at $2,280,994.

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

4.   LOANS AND OTHER OBLIGATIONS PAYABLE

                                                                    March 31,
                                                                      2005
                                                                 --------------
     a) Current portion of note due to Fox Communications, Inc.  $    2,000,000
     b) Promissory notes to Cornell Capital at 12% per annum            850,000
     c and f) Unsecured loans payable on demand, with interest
       ranging from 10% to 18% per annum and judgment                 1,234,061

     d) Loan due to bank - defaulted in year 2001 (unsecured)           155,666

     e) Contract for advance lock box receipts                           33,788
                                                                 --------------
          Total Current Loans Payable                            $    4,273,515
                                                                 ==============

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

4.   LOANS AND OTHER OBLIGATIONS PAYABLE (CONTINUED):

a) The note that was issued by Ecuity Advanced Communications is guaranteed by all of its assets. Additionally Ecuity Advanced Communications, Inc.'s note to Fox is guaranteed by Ecuity, Inc. The addendums, which have been agreed to in writing between the parties, provide for an extension for payment of principal of $2,000,000 by May 16, 2005 and the remaining principal of $1,475,000 and accrued interest due July 1, 2007.

b) Cornell Capital Partners issued a note with an initial principal amount of $350,000 and also issued a note in the initial principal amount of $1,000,000. The $350,000 note has been paid in full through the sale of common stock under the terms of the Equity Line of Credit and the $1,000,000 note has been paid down to $500,000 also from the sale of common stock under the terms of the Equity Line of Credit. Additionally, Cornell provided the Company with a new loan in March 2005 in the principal amount of $350,000 under the terms of the Equity Line of Credit. The Company and Cornell have agreed that they may sell shares into the marketplace over a period of months at the rate of $50,000 each week until they are paid in full.

c) There are ten private parties comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $352,500, is one of the Company's original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender was a co founder of the Company and a consultant. His loans total $282,996. The next largest lender is a private individual with a loan in the amount of $200,000. He is also a non-related third party. Three loans are from Company officers in the principal amounts of $27,500, 24,400 and $1,100 respectively. The remaining loans are from private individuals in amounts ranging from $5,000 to $30,000. These individuals (or entities) are non-related parties.

d) This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year. This note was incurred by the Company's subsidiary, Y3K, Inc., and there is no liability to the parent company, Ecuity, Inc.

e) EAC contracted with the bank that controls the lock box system for the collection on those accounts that pay by mail. The agreement provides that portions of the daily cash receipts are applied to the loan. The loan interest is estimated at an annual rate of 26%.

f) Capital Lease Obligation (Judgment)- During the year ended June 30, 2001, the Company's subsidiary, Y3K, Inc., defaulted under certain equipment lease obligations and the leased property was repossessed. The lessor has obtained a judgment in the amount of $121,565, which has been recorded in full in the accounts.

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

4.   LOANS AND OTHER OBLIGATIONS PAYABLE (CONTINUED):

     In November, 2004 the landlord for the office space that was previously occupied by Y3K, Inc., a wholly owned subsidiary, was successful in obtaining a judgment in the approximate amount of $577.000. The company has reserved $472,000 in anticipation of this loss and management believes that this reserve is sufficient to cover any settlement that may be made with that creditor.

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

     The Company issued 50,000,000 shares of Common Stock to Cornell Capital Partners, LLC in October 2004 and an additional 15,319,464 shares of Common Stock to Cornell capital Partners, LLC on March 11, 2005. These shares were issued in order to provide additional interim funding as well as reduce the existing debt to Cornell under the terms of the Equity Line of Credit. Of the 65,319,464 shares that were issued to the escrow agent for the benefit of Cornell, there are 19,269,958 shares remaining in escrow at March 31, 2005. These shares are not included in the issued and outstanding share calculations.

5.   OPERATING SEGMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Company are in the United States as of the nine months ended March 31, 2005 and for all prior periods. The Company currently operates in one segment.

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

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

      Deferred tax assets
           Net operating losses carried forward                  $    5,300,000
           Less:  Valuation allowance                                (5,300,000)
                                                                 --------------
                                                                 $           --
                                                                 ==============

     A valuation allowance reflects the unrecognized U.S. and foreign tax loss carryforward. State taxes in Washington State are paid as Business and Occupancy taxes and are based on gross revenues.

7.   EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At March 31, 2005 the Company had remaining stock options (24,108,480) and warrants (11,836,325) totaling 35,944,805 common shares that has been granted to various employees, directors, consultants and lenders at prices ranging from $.02 to $.75 per share. At March 31, 2005 there were a total of 20,337,742 options and 11,836,325 warrants vested for a vested total of 32,174,067.

8.   CAPITAL ASSETS

     The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.

     MARCH 31, 2005
     ------------------------------------------------------------
                                                      Value after
     Description of Asset                              Impairment
     ------------------------------------------------------------
     Computers and Equipment                              321,281
     ------------------------------------------------------------
     Computer Software                                     74,329
     ------------------------------------------------------------
     Switch Equipment                                     145,310
     ------------------------------------------------------------
     Leasehold Improvements                                25,488
     ------------------------------------------------------------
     Office Equip.                                         15,973
     ------------------------------------------------------------
                                                          582,381
     ------------------------------------------------------------
     Accumulated Depreciation                            (134,197)
     ------------------------------------------------------------
     Net Book Value                                       448,184
     ------------------------------------------------------------

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

9.   ACQUIRED SUBSCRIBER BASE

The following table presents the components of the Company's acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of March 31, 2005 which have been impacted by the impairment charge at June 30, 2004:

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

9.   ACQUIRED SUBSCRIBER BASE (CONTINUED):

                                                REDUCTION FOR
                                                   SALE OF
                                 CARRY VALUE      CONFERENCE     ACCUMULATED   CARRYING
                              AFTER IMPAIRMENT    CALLING (A)   AMORTIZATION     VALUE
                              ----------------  -------------   ------------   --------
      Acquired Customer
         List for
         Telephony and ISPs   $      1,864,000        260,707        421,048  1,182,245

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

         Year Ending June 30, 2005              $     312,864
         Year Ending June 30, 2006              $     312,864
         Year Ending June 30, 2007              $     312,864
         Year Ending June 30, 2008              $     312,864
         Year Ending June 30, 2009              $     165,437

                          ECUITY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005


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

     The lease commitments through the lease terms of all leases are as follows:

                           Year 2005            $     142,566
                           Year 2006                  160,172
                           Year 2007                  176,736
                           Year 2008                   60,752
                                                -------------
                                     Total      $     540,226
                                                =============

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

                                 MARCH 31, 2005

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

12.  CONCENTRATION OF SALES AND PURCHASES

     The Company's subsidiary, Ecuity Advanced Communications has no customers that exceed ten (10%) percent of annual sales, however, there are two vendors with purchases that exceed ten (10%) percent of the cost of sales. These vendors and their purchase amounts are as follows (rounded to 000"s):

     QWEST                                           $333,700
     ELECTRIC LIGHTWAVE                              $379,000

13.  SUBSEQUENT EVENTS

     On May 9, 2005, the time the second payment was due to Fox Communications, the Company and Fox renegotiated the Note dated March 31, 2005 and agreed to the following new terms. The new Note has been revised to provide for 28,277,278 shares of common stock valued at $1,000,000, a $675,000 payment on May 20, 2005, and a $200,000, payment on December 1, 2005, with the balance of the note still due in July 2007. Fox will release its lien on the equipment in the Company's Network Operating Center upon the $675,000 payment on May 20, 2005.

     On May 13, 2005 the Company filed an SB-2 the proceeds from which are intended to be used to meet the payment obligations to Fox Communications according to the renegotiated Note Agreement.

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

     Management believes that sufficient funding may become available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain minimum operations and meet debt service obligations, the Company needs to raise a minimum of $3,000,000 over the next 12 months. This amount has been substantially reduced from its prior period estimate due to the terms of the amendment to the Fox note obligation. Primarily the fact that $391,563 in accrued debt through March 31, 2005 has been forgiven, $1,000,000 in debt will be reduced through the issuance of common stock and payment of $1,475,000 of the note and all accrued interest has been extended to July 1, 2007.

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

We achieved all of the above primary goals in calendar year 2004, as described below:

Purchase of telephone business infrastructure

     JANUARY 2004 - FOX ASSET  ACQUISITION

     Effective January 14, 2004, Ecuity completed its acquisition of selected assets of Fox Communications, Corporation. The local exchange carrier assets purchased include physical hardware assets for state of the art VoIP switching, traditional telephone switching facilities, as well as seasoned customer service and billing departments necessary to support business/carrier class telephone service. The business assets consisted of a customer base of 18,000 business and residential customers. Ecuity continues to provide wired and WiFi VoIP services, dial tone, PBX and hosted PBX, DSL, T 1 and internet dial up connectivity, web hosting, conferencing and traditional local and long distance calling to most of these customers as well as its expanding base of new customers

     JUNE 2004 - KARUNGA  ACQUISITION

     After the Fox asset acquisition, Ecuity completed its acquisition of the technology of Karunga Technologies Corporation, the developers of its secure Instant Communications System technology ("ICS"). This allowed the Company to own the proprietary technology, derive the benefit of higher margins and control of future development of the technology. ICS provides a platform of proprietary technologies developed over the past several years to combine encrypted text messaging, secure data and file transmission, data and messaging archiving, strategic collaboration, and presence management, all on a managed, "peer to peer" basis. Previously the Company worked with Karunga under a license agreement and under a joint development agreement. The acquisition of the ICS technology now allows for the integration of all aspects of Ecuity's software applications and ongoing development of technology for the sole benefit of the Company. In 2005 the Company plans to integrate these services with its wired and WiFi VoIP voice services, and to extend the functionality of this proprietary technology.

Launch of VoIP Products

     Commencing the last half of calendar 2004 we successfully launched our four VoIP telephone products. By the end of the year we had installed over 700 business lines using our VoIP services.

     OCTOBER 2004 - TELSYM/INTEL PARTNERSHIP - WORLD FIRST

     In October, Ecuity became the first carrier to host a carrier-class mobile VoIP solution providing full featured VoIP call capability over wireless networks such as `WiFi hotspots and wireless office networks. Now using a laptop computer or a hand held Pocket PC-PDA, Ecuity customers can place and receive phone calls over any private WiFi, public hotspot, or broadband network using Macintosh or Windows computers, or Pocket PC mobile devices. Mobile VoIP solutions are increasingly being deployed to satisfy the communication needs of today's mobile corporate professionals and workers in industries that require high levels of mobility such as retail and healthcare. This offering is a joint partnership with TeleSym, another Bellevue, Washington based technology firm whose patented software is optimized to deliver voice over wireless networks. TeleSym's financial backers include Intel(R) and Seimens. Ecuity worked with both TeleSym and Intel(R) in deploying this world class wireless voice offering and was one of the first communications carriers to deploy Intel's(R) HMP SIP server. Next generation wireless phones will be optimized for wireless VoIP and will allow wireless VoIP carriers to challenge cellular technologies and communications strategies

     DECEMBER 2004 - OTTAWA WIRELESS PARTNERSHIP - FIRST CITYWIDE WIFI

     In December Ecuity teamed with Azulstar Networks, a division of Ottawa Wireless, a world leader in citywide WiFi network deployments, to offer wireless Voice over Internet phone services. Under the agreement, Ecuity will be the exclusive provider of private label mobile VoIP services to Azulstar's wireless broadband customers, both business and residential. Initial markets will include Rio Rancho, New Mexico and Grand Haven, Michigan. Azulstar expects to launch the Rio Rancho WiFi based VoIP services at the beginning of 2005 and will include multiple package offerings of Ecuity's services. Grand Haven customers, who have been enjoying the citywide WiFi network since fall 2003, will be offered Ecuity's VoIP services later in the year. Often referred to as the Silicon

     Mesa, forward-thinking Rio Rancho, NM is home to 64,000 residents and a large number of small, medium and large sized high tech companies. This will be the nation's largest and most advanced city- wide WiFi network and the combination of Azulstar's innovative WiFi technology and Ecuity's leading VoIP services will make Rio Rancho a model for citywide WiFi communications networks.

Achieved recognition in the industry as a leader- The 2004 Pulver 100 award

     Because of Ecuity's increasing success in delivering cutting edge VoIP services to customers nationwide and around the world, Ecuity's privately held subsidiary, Ecuity Advanced Communications was named to the 2004 "Pulver 100"- which is the VoIP industry's premiere listing of companies that represent the future of the communications industry.

Achieved 99.999% reliability for our strategic hybrid Switch

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

Our plan of operations for the next twelve months is to complete the following objectives, subject to our obtaining additional financing for the continued development of the Company's business:

o Leverage the strategic advantages we have achieved through our platform and emerging industry recognition to aggressively market our products
o Transition debt incurred in achieving early stage development goals to long-term debt and equity.
o Conclude negotiations with top flight industry recognized leaders to complete upper management positions
o Commence aggressive acquisition strategy for small regional telephone companies like the one we purchased and transitioned to a next generation telco.
o Entering into the VoIP conference calling market to replace the traditional landline services that did not fit into our platform of utilizing our VoIP technology,

Completion of our plan of operation is subject to obtaining adequate financing. This includes the debt service requirements for corporate obligations as well as the debt obligation of EAC to Fox Communications incurred as a result of the assets purchased. We cannot assure investors that adequate financing will be obtained. In the absence of increased revenues, we may be unable to proceed with our plan of operation. Without significant revenues and cash inflows from debt or equity funding within the next six months, we anticipate we will not be able to continue with our present operating structure. Management believes that the sources of potential funds needed to maintain current operations will be available to us during the year however, if this amount of funding is unavailable to cover our debt obligations and ongoing deficit spending, we will not be able to continue operations.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

Distribution of the company's VoIP products and services is completed through direct sales and through channel partners. Channel partner categories include Branded Community-Wide Distribution Partnerships, Private-Label Community-Wide Wholesalers, and Value-Added Resellers. The company has successfully concluded new transactions that validate each of these distribution models as follows:

1. Branded Partnerships: Issaquah Highlands Project (Issaquah, WA) - The company has been selected as the exclusive IP voice, video and data provider over community-wide fiber network in a planned urban village community comprised of 3200 residential units and 3.8M square feet of commercial space (shopping, hotel, hospital & Microsoft campus). Monthly recurring revenues are projected to range from $30-$120 for residential service and for business IP PPX voice and data services from $50-$100. Nationally there are over 400 Fiber-to-the-Home communities reflecting a market opportunity of over 3M customers.

2. Private Label  Wholesalers:  AzulStar's  Metro-wide WiFi Network (Rio Rancho,
NM) - The company has been selected as the exclusive IP voice provider over Azulstar's Rio Rancho metro-wide WiFi network serving 60,000 base population. Monthly recurring revenues per residential line are projected to range from $15-$30 and for business services from $30-$50. Nationally there are over 100 WiFi and WiMax networks projected over the next 18 months in an aggregated coverage area comprising 100M+ potential customers.

3. Value-Added Resellers: DigiLink (Marina del Rey, CA) - The company has signed on as exclusive supplier of IP voice services to Southern California's largest independent ISP for business market to resell to small-medium sized businesses within >2M population base area. Monthly recurring revenues per business line are projected at $15-$45. Nationally the addressable market for resellers of this type is comprised of over 10,000 regional telecom service providers (ISP's & CLECs) servicing a 100M+ customer universe.


LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased to $7,579,086 at March 31, 2005 from a deficit of $8,703,338 as of June 30, 2004, primarily as a result of the following: the deferral of $1,475,000 of the Fox note from a current liability to long term debt, a decrease in account receivable of $270,566 and an increase in accounts payable and accrued liabilities of $444,300.

The Company had a consolidated operating net loss of $4,008,690 for the nine months ended March 31, 2005 compared to a net loss of $2,650,373 for the same period last year. The substantial increase between the 9 month periods is primarily a result of the operating loss for Ecuity Advanced Communications, Inc., which was $1,433,036 this year. There was only a 3 month operating loss for the prior year for the period ended March 31, 2004 as the acquisition of the Fox assets was not effective until January 2004. EAC has operating income of $29,126 for the 3 months ended March 31, 2004.

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

The Company has an Equity Line of Credit, that at our discretion we may periodically issue and sell to Cornell Capital Partners L.P. ("Cornell") shares of common stock for a total purchase price of up to $20 million. Current availability of such line is approximately $17,500,000 as of May 13, 2005. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance.

Since our stock price has been at a very low trading level over the past few months, it has taken a substantial amount of stock issuances to Cornell just to keep nominal amounts of funding to the Company. Cornell and the Company have agreed on an orderly pay down of existing debt at the rate of $50,000 per week utilizing the remaining shares that are being held in the trust escrow. Existing debt obligations to Cornell at March 31, 2005 total $850,000.

We anticipate that a minimum of $3,000,000 will be required for the next 12 months from the balance sheet date to sustain Ecuity's corporate operations that are segregated from its EAC subsidiary operations and satisfy the current portion of the note obligation to Fox Communications (the cash portion amounts to $1,000,000), accounts payable and other existing debt obligations including subsidiary liabilities. Currently, revenue in EAC is insufficient to provide for all operating costs including payroll, rent, selling expenses and costs of sales. The Company took measures in the prior quarters that have helped reduce the negative cash flow. Excluding interest, a savings of nearly $648,000 for the 3-month period has been obtained due to the cost cutting measures such as the lowering the payroll, outside consulting services and network costs. The remaining shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc., has no direct income. Therefore unless subsidiary revenues are available to use by Corporate, there is approximately a $50,000 per month shortfall for cash to pay salaries and administrative expenses.

Our plan of operations for the next twelve months is to complete the following objectives. Achieving some or all of these objectives is subject to our obtaining additional financing for the continued development of Ecuity's business:

      o We plan to undertake an advertising, marketing, and sales campaign upon raising adequate funding. We anticipate that the aggressive marketing campaign we plan on undertaking will involve advertising, marketing, and a sales campaign to market the bundled services of our subsidiary (EAC) from the assets purchased from Fox and the ICS technology purchased from Karunga Technologies, Corp. The monthly minimum out of pocket expense we anticipate necessary to market these bundled services is $50,000 until such time as increased revenues are sufficient to offset the additional costs associated with the marketing of these products. Further, a cash reserve will be necessary to show strategic partners that we have the staying power necessary to support them in the short and long term.

      o Set up our relationship with channel partners to allow faster implementation of our market penetration as well as a greater market reach for our products.
      o We plan to purchase and lease additional office equipment for our business at an approximate cost of $50,000.
      o Securing equity or long term financing which, will allow us to operate without the continued short term funding that has only provided short term solutions.
      o     Continue to built out our Network Operating Center.

Completion of our plan of operation is subject to obtaining adequate financing. However, we cannot assure investors that adequate financing will be obtained. In the absence of our projected revenues, we may be unable to proceed with our plan of operation. Without significant revenues or substantial funding in the near term the company will not be able to continue its operations.

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

The financial statements presented herein compares the statement of operations for the nine month periods ended March 31, 2005 and March 31, 2004 the balance sheets at March 31, 2005 and our year end of June 30, 2004. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated. In the nine month period ended March 31, 2005, we incurred a net loss of $4,008,690 as compared to a loss of $2,650,373 for the same period last year.

The substantial increase between the 9 month periods are primarily from the operating loss of Ecuity Advanced Communications, Inc., which was $1,433,036 this year and there was only the quarter ending March 31, 2004 that was included for EAC last year with a net income of $29,126 for the period.

Since incorporation, we have funded our operations through private loans and equity financings. As at March 31, 2005, our total assets were recorded at $2,220,543 consisting of cash $3,103 accounts receivable, net $442,938, prepaids $21,458, net capital assets $448,184 deposits $121,815 and the purchased subscriber list of Fox in the amount of $1,182,245 (net of amortization of $421,048 and a reduction from the sale of the conferencing services of $260,707). Our total liabilities totaled $9,605,793, consisting primarily of $3,395,859 in accounts payable and accrued liabilities, deposits on advanced billings of $273,680, loans payable to the seller of the Fox assets of $3,475,000, two notes to Cornell totaling $850,000 a defaulted bank loan payable of $155,666, $121,564 for defaulted leased equipment and equipment lease obligations of $187,739.

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

The Company is involved in other litigation from time to time in the ordinary course of business; the outcome of which the Company's management believes will not have a material adverse effect on the Company's financial position or results of operations. During the period covered by this Quarterly Report no material developments occurred in such litigation.

Item 2. Changes in Securities

During the quarter, the Company issued additional common shares as follows:

     18,225,000 shares of common stock were issued for consulting fees, interest expense, research work, and PR services amounting to $756,600 at prices ranging from $0.04 to $0.12 per share.

     14,827,594 common shares were issued to Cornell Capital Partners to reduce the Company debt by $600,000 and interest of $38,663 under the terms of the Equity Line of Credit.

     4,297,994 common shares were issued to Cornell Capital Partners for proceeds of $150,000 under the Equity Line of Credit.

     10,000,000 common shares were sold to an individual for $100,000.

     20,000,000 common shares were issued to Ray Weller of which 19,000,000 common shares were issued in exchange for the cancellation of his note which had a balance of $571,404 including principal and accrued interest and 1,000,000 common shares were issued for the prior interest bonus that has been classified as stock issuances due.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information -  None.

Item 6. Exhibits

Index to Exhibits:

31.1    Certification  of the Chief  Executive  Officer  Pursuant to Rule 13a-14
        (a), as Adopted  Pursuant to Section  302 of the  Sarbanes-Oxley  Act of
        2002.

31.2    Certification  of the Chief  Financial  Officer  Pursuant to Rule 13a-14
        (a), as Adopted  Pursuant to Section  302 of the  Sarbanes-Oxley  Act of
        2002.

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

                                              ECUITY, INC.

                                              /s/ SHANE SMITH
                                              -------------------
Date:  May 18, 2005                           Shane Smith, CEO