Form 10KSB
period 2005-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2005-11-17
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
_________________

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 0-26709

ECUITY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way NE, Suite 600, Bellevue, WA 98004
(Address of principal executive offices)

(425) 562-2900
Registrant’s telephone number, including area code

(Former Name or Former Address, if Changed Since Last Report)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $3,067,278

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by our non-affiliates was undeterminable and is considered to be approximately $2,721,639 based on the closing price for our shares of common stock of $.01 at September 15, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

271,663,944 shares of common stock as of November 7, 2005

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

We were organized as a Nevada corporation on March 4, 1999. Our executive offices are located at 800 Bellevue Way, Suite 600, Bellevue Way NE, Washington 98004. Our telephone number is 253-284-2935.

Business of the Company

ECUITY is a facilities-based telecommunication carrier serving primarily the small office, home office (“SOHO”) market and selected fiber to the premises (FTTP) and broadband residential markets. The ECUITY service offerings are comprised of a legacy telecommunications services business and a Voice over Internet Protocol (“VoIP”) service offering. The ECUITY legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband internet services.

With respect to its VoIP service offering ECUITY currently provides VoIP services over FTTP including fiber to residences and businesses, Business VoIP Services, “SmartCall” services for VoIP using a soft-client down-loaded to the computer of a user or other computing device, voice over WiFi and conference calling.

We produce revenues by selling our telephone and Internet connection services to the customer base that was purchased as part of the Fox Communication assets in January of 2004, and to our customer base of voice-communications telephone customers. Our primary marketing and sales efforts are directed towards gaining new VoIP voice-communications telephone customers. We primarily sell our services through: (1) direct sales to small business and residential customers; (2) retail sales through channel partner agreements; and (3) wholesale sales through strategic partner agreements.

We have concentrated most of our early sales efforts with respect to VoIP services in four market segments: 1) reseller agreements with independent internet service providers, who sell our voice-communications telephone services to their customers; 2) communities that have installed community-wide high speed data connections such as fiber optic cable to each home or office; 3) communities and companies that have installed WiFi wireless service; 4) commercial office buildings or apartment complexes where the building owner contracts to provide telephone services to its tenants. We also look for large-scale opportunities where a potential partner can provide a large-scale services contract.

Ecuity was formerly known as Y3K Secure Enterprises Software, Inc. On June 23, 2004 we changed our name to Ecuity, Inc. to pursue a new business venture in the telecommunications industry.

Prior to January 2004, the Company was primarily a developmental stage software company. The Company was early to recognize the impending fundamental shift in the delivery of telecom services away from incumbent-controlled ciruit switched networks to the delivery of enhanced IP-based voice services over the Internet. The acquisition of the Fox assets in January 2004 positioned the Company to address the emerging IP-based telecom market by providing the following: (1) a mature telecom services platform derived from a multi-year operating history as a regional Competitive Local Exchange Carrier (CLEC) supplying a broad range of telecom services; (2) an in-place integrated PSTN-VoIP services platform operated by experienced personal; (3) an in-place staff with experience in telecommunications network operation, service provisioning and management, billing, regulatory management, sales and marketing, and customer and technical support.

Market

The Company, through its wholly owned subsidiary Ecuity Advanced Communications, Inc., (“EAC”) is in the business of providing business and residential long distance telephone service, internet dial up, DSL, T 1 connectivity, web hosting services, VoIP, and conference calling services (discontinued in July 2004 (1)). The Company has also developed a technology and switching platform for the provisioning of VoIP services.

We believe the primary potential growth market for the Company’s services is the sale of VoIP services. In this regard the Company has focused on three primary channels of distribution. These include deployment through FTTP facilities, VoIP deployment through wireline broadband Internet service providers (ISPs) and distribution of VoIP over a WiFi carrier.

(1)
In July of 2004 the Company sold its traditional landline conference calling services that were purchased as part of the Fox asset agreement. The Company realized a financial benefit in the form of the reduction of third party debt obligations in the amount of $250,000 from this transaction. The Company has considered and is considering adding to its offerings a VoIP based conference calling services.

Overview

VoIP Services

The Company provides VoIP communications services that provide web access for service configuration as well as connectivity to the public switched telephone network (PSTN)

In addition to VoIP services the Company also provides and will seek to provide the following telecommunication services:

Internet Services
Dial-Up Services
Dedicated Access
DSL Service
ISDN Service
Email Account
Web Hosting
Long Distance
Teleconferencing
WiFi Hotspots

CORPORATE STRATEGY

The corporate business strategy of Ecuity is to pursue the following:

1.	To offer and deliver VoIP services into selected channels of distribution to end-users and through value added resellers (VARs).

2.	To offer to residences and small to medium sized businesses hosted VoIP services.

3.	To acquire additional human resources as necessary to support and manage Ecuity’s service growth.

4.	To raise additional capital, as available, to support the going forward business of the Company.

5.	To consider acquisitions, business arrangements and joint ventures that may have a strategic or financially accretive benefit to the business model of the Company.

Ecuity will require, in order to execute on this business model, additional human and financial capital. Of these requirements the primary constraint is financial capital, as the Company believes that with adequate capitalization, adequate human and other resources can be acquired or developed to address the Company’s business model.

ECUITY’S MARKETS AND COMPETITION

 The telephony market is characterized by increasing price reductions and commoditization of voice and related service offerings. The Company believes that successful VoIP service providers will need a variety of value-added services in order to favorably compete in these markets. Upon the development of adequate capitalization it is the intention of the Company to focus on the development of these value-added services along with the addition of new customers and the increased penetration of its current customer base. Ecuity’s present and future competition in the VoIP market includes several large and well-capitalized companies such as AT&T, Sprint, MCI, Allegiance, SBC, Qwest, Vonage, Skype and numerous others. Competition is also expected from cable companies such as Comcast, Charter, Cox, as well as telecommunications companies with cable operations and operating agreements, including SBC and Qwest and internet and internet related service providers such as AOL and EBay. Virtually all of the Company’s competitors have much greater financial resources and capabilities than Ecuity

With respect to the applications on its communications platform Ecuity has additional large capitalized competitors. These included companies such as IBM, Dell, Sun, HP, Microsoft and Cisco. In addition, large enterprise software companies are direct and potential competitors in the development and provisioning of value-added services over telecommunications platforms. These include companies such as IBM, SAP, Oracle, BAE and Microsoft.

Employees

The Company currently has 23 full-time employees, which includes its subsidiaries. Most of these employees are employed by EAC, the Company’s operating subsidiary. The Company employs at the Corporate level its CEO and President Mr. Andrew Buffmire, its Vice-President of Administration, Mr. King Cole, and as a consultant, our Secretary/Treasurer, Mr. Leon Caldwell. The officers and directors along with other office support personnel as well as officers of Ecuity Advanced Communications, Inc., (“EAC”) provide their services on a full-time basis, with the exception of Mr. Caldwell who supplies his services as needed and generally on an on-call basis.

Government Regulation

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally and, specifically, with respect to issues such as user privacy, pricing and characteristics and quality of products and services. These may also specifically apply to the provisioning and/or service delivery of VoIP. Similarly, the growth and development of the market for Internet commerce and for VoIP services may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet or providing VoIP services. The adoption of any such laws or regulations may decrease the growth of these businesses, which could have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet or of VoIP services. However, the applicable legal and regulatory environment is uncertain and may change. New and existing laws may cover issues that include:

•	Sales and other taxes;
•	User privacy;
•	Pricing controls;
•	Characteristics and quality of products and services;

•	Consumer protection;
•	Cross-border commerce;
•	Libel and defamation;
•	Copyright, trademark and patent infringement;
•	Other claims based on the nature and content of Internet materials;
•	911 and E911 extension to VoIP providers;
•	Communications Assistance for Law Enforcement Act (CALEA--wiretap requirements); and
•	Universal Service Provisioning and/or Funding.

These new laws may impact our ability to market the products and services offered by the Company in accordance with our business plans.

We may have to qualify to do business in jurisdictions in addition to those in which we currently do business. If we make sales of our products or services, we anticipate that sales and our customers will be in multiple states and foreign countries. As our customers may reside in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties and, as well, qualification to do business in foreign jurisdiction may subject the Company to taxes, potential penalties, regulatory restrictions and other legal and financial exposure.

Risk Factors with respect to the Company

WE ARE CURRENTLY INVOLVED IN LEGAL PROCEEDINGS THE OUTCOME OF WHICH COULD FORCE US TO CEASE OPERATIONS OR FILE FOR BANKRUPTCY.

The Company is currently involved in legal proceedings, which could have a material adverse affect on the Company’s financial position if the Company does not prevail. Currently, the Company is a defendant in approximately 9 different legal proceedings. The total aggregate damages being sought by those plaintiffs is $1,121,593. Of this amount $892,485 has been reduced to judgment. The Company does not have the cash or other financial ability to pay these judgments. Given our current financial position these judgments and legal proceedings could force us to cease operations and file for bankruptcy.

THE COMPANY IS SUBJECT TO A WORKING CAPITAL DEFICIT WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2005 AND ON JUNE 30, 2004, WERE NOT SUFFICIENT TO SATISFY THE COMPANY’S CURRENT LIABILITIES AND, THEREFORE, THE COMPANY’S ABILITY TO CONTINUE OPERATIONS IS AT RISK.

The Company had a working capital deficit of $7,745,527 for the year ended June 30, 2005 and $8,703,338 for the year ended June 30, 2004, which means that our current liabilities exceeded our current assets on June 30, 2005 by $7,745,527 and by $8,703,338 on June 30, 2004. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. The Company’s working capital deficit means that our current assets on June 30, 2005, and on June 30, 2004 were not sufficient to satisfy all of the Company’s current liabilities on those dates. If the Company’s ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

THE COMPANY IS CURRENTLY IN DEFAULT ON A SUBSTANTIAL AMOUNT OF OUR DEBT AND OTHER OBLIGATIONS, WHICH, IF NOT CURED, COULD FORCE US TO CEASE OPERATION.

The Company currently has approximately $1,979,600 of outstanding obligations owed to our various trade vendors of which approximately $1,734,600 is past due. The Company also has approximately $843,360 in additional defaulted lease obligations. Our default on these obligations is substantial and could have a severe impact on our business and could give rise to additional claims, foreclosures or litigation the result of which could force us out of business. Assurances cannot be given that financing will continue to be available or be sufficient to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. Should any of these events not occur, the accompanying financial statements would be adversely effected.

THE LACK OF SUFFICIENT AUTHORIZED SHARES WITH WHICH TO RAISE FINANCING COULD RENDER US INCAPABLE OF RAISING FUNDS THROUGH THE ISSUANCE OF OUR STOCK.

Ecuity currently has an insufficient amount of authorized shares to enable the Company to raise financing through the issuance of stock. The Company currently has 271,663,944 shares of common stock outstanding. There are an additional 114,269,958 shares issued but not outstanding held in escrow for the benefit of Cornell Capital Partners, LP (“Cornell Capital Partners”) as security for certain obligations owed by the Company to Cornell (the “Escrow Shares”). The Company has also entered into a series of contingent contractual and other commitments for the issuance of additional shares and options to purchase additional shares subject to the availability of those shares and, as required, future shareholder action. These commitments include the remaining 14,066,098 and such additional shares and options as may be authorized by future shareholder action. This means that the Company does not have additional shares of stock to raise financing without an affirmative vote of a majority of our outstanding shareholders to approve any increase in authorized shares. Based on the current shares that we may have available the Company does not believe that it has sufficient shares to raise adequate financing. In order to increase our authorized stock to an amount that is sufficient to allow us to raise financing we would have to receive the affirmative vote of a majority of our outstanding shareholders to approve any increase in authorized shares. If we are unable to obtain such approval we will be unable to increase our authorized stock to a sufficient number that would allow us to raise financing to fund our operations. In addition, even if such amount of authorized stock was increased to a sufficient number that would allow the Company to raise financing to fund our operations, the obtaining of this financing from third party sources may be precluded or limited by the terms and conditions of the Cornell financing documents.

WE HAVE OUTSTANDING DEBT OBLIGATIONS THAT ARE SECURED BY THE KEY ASSETS OF THE COMPANY, WHICH MEANS A DEFAULT ON THESE OBLIGATION, COULD FORCE US TO CEASE OPERATION.

We have $2,529,599 in financing with Cornell secured by certain assets of the Company including certain key switching assets of the Company. We also have additional secured debt financing from Fox Communications securing virtually all of the tangible and intangible assets of the Company apart from certain key switching assets but including operating assets that would be required for the Company to continue in business. As a result, if we default under the terms of these obligations either Cornell or Fox Communications could foreclose their respective security interests and liquidate assets key to the operation of the Company. This may cause us to cease operations and file for bankruptcy.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION BY OUR AUDITORS WHICH HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $20,718,711 as of June 30, 2005. In addition, for the year ended June 30, 2005 and for the year ended June 30, 2004 we incurred a net loss of $4,975,844 and $11,252,719, respectively. We have a working capital deficit of $7,745,527 as of June 30, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

DUE TO A LACK OF SUFFICIENT WORKING CAPITAL THE COMPANY HAS BEEN UNABLE TO PAY ITS DEBTS TO ITS VENDORS, WHICH COULD RESULT IN A LOSS OF SERVICE BEING PROVIDED BY THOSE VENDORS AND FORCE THE COMPANY TO LOSE CUSTOMERS.

The Company is a telecommunications services provider and, as such, relies upon the ongoing provisioning of underlying connectivity to the public switched telephone network (PSTN) and other communications networks and platforms to provide its services. Without continuous connectivity, the Company would be unable to provide service to its customers and the Company would lose its customers within hours or days and would no longer be able to remain in business. The Company is behind in payments in the amount of $105,000 to several of its key telecommunications vendors and does not currently have the capacity to make these payments to those vendors. Unless brought current it is highly likely that one or more of these vendors will cut off service to the Company. Without additional significant funding the Company will not be able to make its critical vendor payments and will likely be required to file for a restructuring or liquidation.

In addition to the foregoing the Company is behind approximately ten months in its rental obligations for its current office space and is in default on this lease. The failure to bring this leasehold obligation current may result in the landlord evicting the Company from its current office space and the Company not being able to find adequate alternative space from which to continue in business.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

The Company has failed to pay compensation to its key executives including its CEO, COO, VP Technology, VP Business Development and its VP Administration and Human Resources. In addition, the Company is in default with respect to key terms and conditions in the employment agreement with its CEO. These executive officers have continued to work notwithstanding this failure to meet the Company’s compensation obligations. The Company does not know how long such personnel will continue to work in this way and any or all of them may resign at any time. Loss of the Company’s key executives would significantly adversely impact the operations of the Company. Our success largely depends on the efforts and abilities of these key executives. The loss of their services could materially harm our business because of the cost and time necessary to find a successor. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources we may not he able to attract the sufficient number and quality of staff.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE AND IT IS UNCERTAIN THAT WE WILL EVER BECOME PROFITABLE AS AN OPERATING BUSINESS.

Although we were founded in 1999, we restructured our business plan in 2002, changing our focus from mineral property exploration to computer software development and marketing. In January of 2004 the focus of the Company shifted to the telecommunications business with the acquisition of the Fox Communications assets. From our inception on March 4, 1999 to June 30, 2005 we have incurred losses totalling $20,718,711.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. The Company has since its inception continued to sustain losses. Current and ongoing risks include, but are not limited to, an evolving and unproven business model, the management of expenses that have exceeded revenues and the development and management of growth in new business segments. To date, we have not been profitable.

We have incurred losses in our business operations since inception, and we expect that we will continue to lose money for the foreseeable future until we are able to implement and complete execution of our new telecommunications related business plan including the expansion of our VoIP services and subscribers and the services associated therein as further discussed under the Business Products and Strategy section of this filing. We will need to generate increased revenues to achieve and maintain profitability and to remain in business. Our business strategy may not be successful, and we cannot predict when, or if, it will become profitable. Furthermore, if we achieve profitability, we may not be able to sustain it.

While the exact financial levels required to execute on the Company’s business plan are indeterminate given applicable regulatory uncertainties, the uncertainty of the telecommunications market and the fact that the market has multiple new and existing competitors with balance sheets and financial resources substantially greater than those of Ecuity, the Company believes that the additional investment that is needed to effectively execute against its business plan will exceed $2,500,000. The obtaining of this financing may be precluded, limited and/or effected by the terms and conditions of its current debt financings.

THE COMPANY HAS A LIMITED  HISTORY OF VOIP OPERATIONS AND MAY NOT BE ABLE TO DEVELOP SUFFICIENT VOIP BUSINESS TO ACHIEVE OPERATING PROFITABILITY.

The Company newly entered the VoIP business in May of 2005 and has a limited operating history with VoIP. The Company remains vulnerable to a variety of business risks generally associated with young companies that rely upon rapid growth for success including, among others, the uncertain ability to execute its business plan and manage growth and expansion. There is also a possibility that no demand or insufficient demand may exist or develop for its services. The Company is also subject to considerable competition from significantly larger and much better funded companies. Consequently, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets and new technologies such as those in which the Company competes. These risks also include evolving and unpredictable business models, the Company’s ability to anticipate and adapt to developing markets, acceptance by consumers and business customers of the Company’s services and the ability of the Company to establish and maintain relationships with a sufficient number of business partners. To address these risks, the Company must attract and retain a sufficient number of VoIP customers, attract sufficient capital to meet the requirements of its business, maintain its customer base, respond to competitive developments, continue to attract, retain and motivate qualified personnel, provide superior customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There is no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operation.

THE COMPANY HAS A DECLINING HISTORICAL BUSINESS AND WILL NOT REALIZE SUFFICIENT OPERATING PROFITABILITY TO REMAIN IN BUSINESS WITHOUT EXPANSION OF ITS VOIP SALES, WHICH EXPANSION MAY NOT OCCUR.

Most of the Company’s historical business including 800 services, I Plus (long distance), Internet Dial-Up Services, and Web-Hosting is declining. In order to overcome this decline, the Company must rapidly expand its new VoIP service offerings to off-set these declines as well as to pay for the costs of providing and expanding its new VoIP services as well as increase revenues to cover its current operating expense shortfall. It is highly uncertain as to whether the Company will be able to adequately expand its VoIP services in a timely enough manner to overcome the declining operating shortfalls from its declining historical business.

THE COMPANY HAS DEVELOPMENT STAGE OPERATIONS THAT DEPEND UPON VENDORS OF NEW TECHNOLOGIES; THESE TECHNOLOGIES MAY FAIL OR MAY NOT BE SCALABLE OR AVAILABLE TO ACHIEVE OPERATING PROFITABILITY.

The Company has contracted with BroadSoft, CopperCom and Acme Packet for the development and deployment of its VoIP switching platform. Without the ongoing support of these vendors, the Company may not be able to maintain the necessary service levels on its network to provide ongoing service to its customer base. If the equipment and systems provided by these companies fails and the Company is unsupported in connection with such failure it is highly likely that the Company would be unable to continue servicing its customers. In addition, each of the Company’s vendors is in the process of modifying and upgrading its software and related equipment. Insofar as the Company is unable to purchase such upgrades and incorporate those upgrades into its service offerings it may not be able to maintain a competitive offering and may not be able to maintain its competitive position in the VoIP market. In addition to the foregoing, an important element of the Company’s current business strategy is to deploy FTTP services using end-user and network devices from companies such as World Wide Packets (WWP) of Spokane, Washington. The Company has deployed VoIP services in a FTTP project in lssaquah, Washington, a suburb of Seattle, Washington. In this regard the Company has experienced certain service deficiencies and interruption problems with the WPP devices. Should the WPP devices have continued problems or develop new ones the Company would not be able to continue providing services in the areas and markets in which it uses the WPP devices and the Company would lose customers. This loss of customers may be sufficient to have a material adverse effect on the Company’s business, financial condition and results of operation.

THE MARKET FOR THE COMPANY’S SERVICES IS A NEW AND UNCERTAIN MARKET AND SUCCESS IN THIS MARKET CANNOT BE PREDICTED.

The Company’s services have only recently begun to develop, are rapidly evolving and are characterized by a number of entrants that have introduced or plan to introduce services that will compete with the Company. As is typical in the case of new and rapidly evolving industries such as the VoIP industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. The effective commercial development of the Ecuity VoIP services as part of a commercial offering is subject to a number of factors, including continued growth in the number of Internet users and users of VoIP services, continued development of the necessary technological infrastructure and the development of profitable add-on or complimentary services and products .

ACCEPTANCE AND MAINTENANCE OF THE ECUITY AND PROSTAR BRANDS IS HIGHLY UNCERTAIN AND WITHOUT ACCEPTANCE AND ADEQUATE MAINTENANCE OF THESE BRANDS, SUCCESS OF THE COMPANY IS UNCERTAIN.

The Company believes that establishing and maintaining the Ecuity ProStar brand is critical to its efforts to attract clients and business partners and that the importance of brand recognition will increase due to the growing number of multi-state businesses and relatively low barriers to entry for the providing of VoIP services. If clients and business partners do not perceive the content or experience of using the Company’s system to be of high quality, the Company will not be successful in promoting and maintaining its services and brand. In order to attract and retain clients and business partners, and to promote its brand in response to competitive pressures, the Company may find it necessary to increase its budget or otherwise increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among clients and business partners.

THE COMPANY RELIES ON THE CAPACITY AND AVAILABILITY OF THIRD PARTY SYSTEMS THAT ARE LIKELY TO BE DISRUPTED AND SUCH DISRUPTIONS MAY RESULT IN THE COMPANY LOSING ITS CUSTOMERS AND FAILING TO ACHIEVE OPERATING PROFITABILITY.

The satisfactory performance, reliability and availability of the Company’s service and its network infrastructure are critical to attracting clients and maintaining relationships with its customers, business partners and distribution channels. System interruptions that result in the unavailability of the Company’s services including, in particular, its VoIP services could reduce the attractiveness of the Company’s services to its customers, business partners and distribution channels. The Company has experienced and may experience such system interruptions from time to time. These service interruptions may result in the loss of customers and revenue for communications services.

THE COMPANY IS SUBJECT TO ONLINE TRANSACTIONS AND DATABASE SECURITY RISKS THAT MAY THREATEN THE ABILITY OF THE COMPANY TO PROVIDE SERVICE AND RESULT IN THE LOSS OF CUSTOMERS AND THE ASSUMPTION OF INCREASED FINANCIAL RISK.

A fundamental requirement for online transactions and communications is the secure transmission of confidential information over virtual private networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as confidential purchase and service records. In addition, the Company intends to maintain an extensive confidential database of transaction information. While the Company seeks to protect against these security risks there can be no assurance that advances in computer capabilities, new discoveries in the field of electronic encryption, or other events or developments will not result in a compromise or breach of the methods used by the Company to protect transaction and corporate data contained in the Company’s database.

THE COMPANY REQUIRES EFFECTIVE DOMAIN NAMES THAT, IF LOST, COULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company currently holds and licenses the Web domain name relating to its brand, specifically the www.prostar.com and www.ecuity.net domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc., as one registrar for the “.com,”“.net,” and “.org” generic top-level names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it intends to conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other propriety rights. Any such inability could have a material adverse effect on the Company’s business, financial condition and results of operation.

THE COMPANY IS DEPENDENT UPON THE CONTINUED EMPLOYMENT OF KEY PERSONNEL, THE LOSS OF WHICH COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON THE OPERATIONS OF THE COMPANY.

The success of the Company depends on the continued contributions of its employees and advisors. Loss of its key employees and officers, including, in particular, the providers of the network and billing services of the Company, may have a material adverse effect on the ability of the Company to operate and to deliver its services. Key management of the Company including all of its senior executive officers currently have very limited equity interest in the Company and very limited rights to acquire such interests without the subsequent approval of the stockholders of the Company along with a significant increase in authorized capital by the stockholders at a duly held meeting of the stockholders. It is unclear as to whether or not the stockholders will take those actions necessary to provide an attractive equity interest in the Company for the senior management team and, if they do not do so, key management personnel may not remain with the Company.

WITHOUT THE ADDITION OF QUALIFIED PERSONNEL, FOR WHICH THE COMPANY DOES NOT CURRENTLY HAVE ADEQUATE FINANCIAL CAPACITY, THE COMPANY MAY NOT BE ABLE TO MANAGE GROWTH AND EXPANSION AND MAY NOT BE ABLE TO GROW THE COMPANY TO PROFITABILITY.

Due to the nature of the industry and the size of the potential interest in the Company’s system, rapid growth in the scope of operations is anticipated. This growth will require additional personnel, and will have associated higher levels of operating expenses. In order to manage these operations effectively, the Company will need to continuously implement and improve it’s operational, financial, and management information systems, as well as manage customer service, personnel and business systems. While the Company believes that is has good current operating personnel the Company’s ultimate success may be dependent in part upon its ability to attract and retain additional personnel in such areas as operations, management, engineering, customer service and marketing. There can be no assurance that suitable persons for such areas can be located or retained, or that the Company will successfully meet the other challenges imposed by a highly competitive market and rapid growth.

WE HAVE A LARGE NUMBER OF FINANCIALLY STRONG COMPETITORS THAT MAY PRECLUDE US FROM PENETRATING THE MARKET ADEQUATELY TO MEET OUR BUSINESS PLAN.

The telephone services markets, in general, are intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company expects increasing competition from a number of sources, including established VoIP and other telecommunications suppliers. In addition, the Company expects competition from established and emerging companies as the public’s acceptance of VoIP and VoIP related services changes or may increase. The Company will require additional capital to maintain or increase its competitive position. Increased competition may result in price reductions, reduced gross margins, loss of market share and failure to attain or increase market share.

IT IS HIGHLY UNLIKELY THAT WE WILL PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

No dividends on our common stock has been declared or paid to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intend to retain all earnings, if any, for use in our business. There can be no assurance that dividends will ever be paid on our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above “Risk Factors” section and elsewhere in this document.

It is important to note that the Company’s actual results, or activities or actual events or conditions could differ materially from those projected by the Company from such forward-looking statements. The plans, strategies and intentions of management may change based on increased experience with the Company’s business model as well as in response to competition, general economic trends, or perceived opportunities, risks or other developments. Projections concerning the Company’s future results of operation and expansion plans are based on a number of assumptions and estimates made by management concerning, among other things, customer acceptance of and demand for the Company’s services and products, the timely availability of capital on acceptable terms, the Company’s ability to identify, attract and retain qualified support staff and personnel, research and development costs and expenses and other future events and conditions. These estimates and assumptions are believed by management to be reasonable, but are dependent upon facts and conditions that are uncertain and unpredictable. To the extent that actual events differ materially from management assumptions and estimates, actual results will differ from those projected. See “Risk Factors.”

ITEM 2: DESCRIPTION OF PROPERTY

The Company currently occupies office space at 800 Bellevue Way NE, Suite 600, Bellevue, WA 98004 and has a switching facility at the Westin Telecom center in downtown Seattle, WA. While the current lease for the Bellevue space continues through the end of 2007, the Company is currently in default on its lease obligations and, unless brought current, the Company may be forced to leave its current office space.

ITEM 3: LEGAL PROCEEDINGS

The Company is subject to the following legal actions and proceedings:

Joe Maenza vs. Ecuity, Inc.
A promissory note payable to Joe Maenza (the “Maenza Note”) is currently in default. On October 5, 2005, Maenza was granted a default Judgment for damages in the approximate amount of $74,454 plus attorneys fees. The Company has sought to negotiate a settlement of the Maenza Note but due to a lack of current working capital has been unable to meet its commitments with respect to such a settlement. The Company continues in discussions with Maenza but it is unclear whether or not a revised settlement can be reached.

Carlos Justiniano vs. Ecuity, Inc.
A decision was entered on July 20, 2005 against the Company by the California Department of Labor for unpaid consulting fees for past services rendered in the amount of $43,801.25 in favor of Carlos Justiniano. Subsequently, a judgment in that amount was entered in the Ventura County Superior Court for the same amount based on the award of the Labor Commissioner. The Company believes that the underlying claim is invalid and unenforceable as Mr. Justiniano’s work was limited to consulting services and was never engaged as an employee of the Company, nor has the Company ever had employees or an office based in the State of California, which should operate to preclude California Department of Labor jurisdiction in this matter. However, based on the entry of the judgment it is unlikely that the Company will be able to further contest the matter, the Company has recorded a reserve for the full amount of the judgment.

Sky Radio vs. Ecuity, Inc.
A judgment has been entered on May 3, 2005 against the Company for unpaid advertising fees in the amount of $8,547. The Company has made periodic payments against the outstanding balance reducing the balance owing to $5,548.

Citicorp Vendor Finance, Inc. vs. Ecuity Advanced Communications, Inc.
Citicorp Vendor Finance, Inc. filed an action that has resulted in a claimed default judgement against Ecuity Advanced Communications for a claimed default on a lease for which Ecuity Advanced Communications believes Fox Communications was obligated to pay. An order of Default and Judgment was granted on August 30, 2005 in the amount of $89,425 in a matter styled as Citicorp Vendor Finance, Inc. v. Fox Communications nka Ecuity Advanced Communications, Inc.

Fisher Communications, Inc. vs. Ecuity Advanced Communications, Inc.
The Company’s subsidiary, Ecuity Advanced Communications, Inc. is the subject of a default judgment with Fisher Communications in regards to advertising services acquired during 2004 from Fisher’s KOMO Radio business unit in the amount of $40,392.. The Company was served a garnishment writ against its accounts from this judgment but was able to subsequently enter into a settlement agreement with KOMO radio under the terms of which the Company has agreed to pay $15,000 on September 12, 2005 (paid) and an additional $12,000 on October 17, 2005.

Stern & Company vs. Ecuity, Inc.
The Company is engaged in a lawsuit with Stern and Company in a contract dispute over a Public Relations services contract for a claim in the amount of $ 87,000 (“Stern Claim”). The Company feels that it is in a defensible position and has initiated a counterclaim in the pending legal action. The lawsuit was filed in the Federal District Court for the Southern District of New York and, although the Company may have meritorious defenses and counterclaims it may not have the financial and human assets and capital to properly pursue these defenses and counterclaims.

Jordan Shapiro vs. Ecuity, Inc.
The Company is engaged in a lawsuit with Jordan Shapiro in a contract dispute over unpaid consulting fees and stock in the amount of $142,500. The Company feels that it is in a defensible position and has initiated a counterclaim and a defense of the claims in the pendent legal action. The Company cannot, in any case, currently assess its potential exposure from this claim,

Defaults of Obligations by Y3K, Inc.

The following defaults all relate to a private non-operating subsidiary of Ecuity known as Y3K, Inc. and to claims that preceded the merger between Ecuity and Y3K, Inc. While we are providing this disclosure pursuant to our disclosure obligations, we do not believe these defaults will have any significant negative impact on our financial statements should the creditors of these obligations attempt to collect them or seek further legal action to recoup their losses.

Equipment Lease

Y3K, Inc is in default in the amount of $121,565 for defaulted equipment leases. No reserve for payment has been established, as there is no expectation that any further collection efforts will be made by the current lessor. As such, the amount is currently carried as a debt.

Real Estate Lease

Y3K, Inc is the defendant in a legal action in the Pierce County Washington Superior Court arising out of a default on a lease agreement for office space previously occupied by Y3K in 1999 and 2000. On November 19, 2004 summary judgment was entered against Y3K, Inc. in the amount of $431,428 plus interest, attorney fees and costs in the amount $100,872 through the date of judgment. Interest accrues at the rate of 12% per annum on the amount of the judgment. Shortly after the judgment was entered Y3K, Inc. had settlement discussions with the plaintiff and an offer to settle the matter for a one-time cash payment of $30,000 was negotiated. Presently, Y3K has no funds of its own and is currently not capable of paying the offered settlement amount. Negotiations between the plaintiff/landlord and Y3K, Inc are at a stand still as we have not paid the landlord the original settlement amount due to financial constraints of both Y3K, Inc. and Ecuity, Inc. The landlord has not attempted to enforce the judgment at this time and we believe remains open to a settlement.

Bank Loan

Y3K, Inc. is in default on a bank loan in the amount of $155,666. The bank loan is an obligation of Y3K, Inc. The bank assigned the promissory note to a collection agency in 2001, which did not send out a notice of the assignment calling for payment in the amount of $155,666. Since that time there has been no further contact from the bank or the collection agency. The obligation is secured with 400,000 shares of Y3K’s common stock. There has been no recent activity on the defaulted Bank Loan. The bank has sold the loan to a collection agency and has kept the stock. There has been no attempt on the collection agency’s part to collect the debt since 2002.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In order to increase the authorized capital of the Company, to address obligations to issue equity in connection with proposed options and warrants, to address certain claims settled pursuant to the issuance of new shares of the Company and to assure the availability of equity to provide proper incentives to the senior management of the Company, the Company contemplates a shareholders meeting after the filing of this 10K and the completion of its current audit.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock trade have traded on the NASD OTC Bulletin Board since May 19, 2000. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current “bids” and “asks”, as well as volume information, connects the dealers. The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low

July 1, 2003 to September 30, 2003	$0.28	$0.03
October 1, 2003 to December 31, 2003	$0.21	$0.08
January 1, 2004 to March 31, 2004	$0.19	$0.11
April 1, 2004 to June 30, 2004	$0.19	$0.06
July 1, 2004 to September 30, 2004	$0.08	$0.02
October 1, 2004 to December 31, 2004	$0.07	$0.01
January 1, 2005 to March 31, 2005	$0.06	$0.03
April 1, 2005 to June 30, 2005	$0.04	$0.01

All prices were based on the daily close quotations provided by Yahoo.com.

We have 318 shareholders of record, based on stock listing provided by The Nevada Agency and Trust Company.

DESCRIPTION OF CAPITAL STOCK

General

The Company is authorized to issue up to 400,000,000 shares of common stock of which 267,720,210 shares of the common stock of the Company are issued and outstanding as of June 30, 2005. The Company has also issued 114,269,958 shares in the name of an escrow agent for Cornell Capital Partners L.P., which shares are held in escrow to secure the obligations of the Company to Cornell Capital Partners. An additional 45,590,925 shares of common stock are subject to current option agreements subject to approval of the stockholders and a requisite increase in authorized capital by the Stockholders. An additional approximately 50,000,000 shares of common stock shall be reserved for issuance to employees, officers and directors under employee benefit plans that may be adopted by the Company’s Board of Directors from time-to-time, including the proposed 2005 Employee Stock Option Plan. This plan is also subject to an increase in the authorized capital of the company by the shareholders that would allow for this.

The Company is currently not authorized to issue preferred stock.

Common Stock

All shares of Common stock that are currently issued and outstanding are fully paid and non-assessable. Shareholders of common stock have no right to subscribe to purchase additional shares of stock (“preemptive rights”). Each share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. The holders of common stock may not cumulate their votes in connection with the election of Board of Director candidates. Holders of common stock have no subscription or redemption rights.

Under Nevada corporate law, shareholders owning 50.1% of the outstanding shares must approve amendments to the Company's Articles of Incorporation and other major corporate actions, such as adopting a plan of merger, consolidation or exchange involving the Company or its stock, or the sale of substantially all of the Company's assets other than in the regular course of business.

Governing Law

The Company was formed under the Nevada Business Corporation Act and its operations are subject to that law and to its Articles of Incorporation and Bylaws. Under Nevada law, management of corporate business and affairs is entrusted to a board of directors.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ECUITY is a facilities-based telecommunication carrier serving primarily the small office-home office (“SOHO”) market and selected fiber to the premises (FTTP) and broadband residential markets.  The ECUITY service offerings are comprised of a legacy telecommunications services business and a Voice over Internet Protocol (“VoIP”) service offering.  The ECUITY legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband internet services.  ECUITY currently provides VoIP services over FTTP including fiber to residences and businesses, VoIP over WiFi (VoWiFi), Business VoIP Services including IP-PBX and IP-Centrix solutions, “SmartCall” VoIP services utilizing a downloadable soft-client on a customers PC or other Windows™-compatible computing device, and conference calling.

Effective January 2, 2004 the Company completed its acquisition of selected assets of Fox Communications, Inc. through the Company’s wholly owned subsidiary, Ecuity Advanced Communications, Inc. (formerly “Ecuity Holdings, Inc.”).

Effective June 15, 2004 the Company completed its acquisition of the ICS technology from Karunga Technologies Corporation.

With the completion of these acquisitions the Company has implemented its new VoIP service and has been able to provide VoIP services to several hundred end-users over various broadband pathways, including wireline broadband, broadband over wireless (WiFi) and Fiber-to-the-Premises (FTTP).  VoIP service offerings from the Company include business-related offerings such as hosted PBX replacement solutions for small business (IP-PBX), hosted IP trunking solutions (IP-Centrix), Remote Office and Mobile Worker solutions, with single or multi-line residential offerings for home offices and basic residential services.  The Company has been able to establish distribution relationships for the delivery of VoIP services through a variety of partnerships, including wholesale and retail channel relationships with Internet Service Providers (ISP) and telecommunications services resellers, a bundled services offering with a telecommunications equipment manufacturer, a voice over WiFi provider with city-wide high speed broadband deployments, and a community-wide VoIP over FTTP service to a large residential development in a suburb of Seattle, Washington.

The Company has enhanced it’s management team with the addition of new personnel.  On April 1, 2005 the Company retained the services of Mr. Gary Fowler as a financial consultant.  Mr. Fowler is serving in the capacity of acting-CFO for the Company’s telecommunications subsidiary, Ecuity Advanced Communications, Inc.  Mr. Fowler has over 30 years of public and private accounting experience, including 9-1/2 years at KPMG LLP and a 11 year tenure as Vice President/CFO, Secretary and Treasurer with Expeditors International of Washington, Inc. (NASDAQ: EXPD), managing execution of the company’s IPO, revenue growth from $1.5 million to $451 million, and global expansion from 5 US offices to 67 offices in 26 countries.  Mr. Fowler has completed a number of significant contract engagements primarily focused on Sarbanes-Oxley documentation and compliance for major public company clients. Mr. Fowler is a Certified Public Accountant (CPA) and has a BA with high honors in Business Administration/Accounting from Central Washington University.

On June 20, 2005 the Company appointed Mr. Andrew Buffmire as President and Chief Executive Officer.  Mr. Buffmire brings to the Company significant telecommunications industry experience, including his involvement as part of the development team at Sprint PCS where he was part of the design and execution of the Sprint PCS affiliates program.  Mr. Buffmire subsequently joined UbiquiTel PCS, a Sprint PCS affiliate, as VP Business Development and was responsible for business development and the execution of strategic acquisitions and strategic transactions.  Mr. Buffmire has also worked as a consultant to and President of Advanced Logic Systems, Inc., a New Jersey company providing integrated voice-video-data homeland security solutions to various federal and state agencies including the US Coast Guard.  Mr. Buffmire's previous work includes 18 years as an attorney in private legal practice in Salt Lake City, Utah with an emphasis in telecommunications law, and service as an Assistant Attorney General for the State of Utah, and a staff trial attorney for the Federal Trade Commission.  Mr. Buffmire has a BA in International Relations from the University of Southern California, a JD from the University of Utah, and a Master of Laws degree from the London School of Economics and Political Science.

Subsequent to June 30, 2005, the Company was successful in recruiting Mr. Shannon Vanderford to join its executive management team as Vice President Sales (effective September 6, 2005).  Mr. Vanderford brings more than ten years of corporate leadership and telecommunications sales experience, including work as Vice President of Sales with SJI Corporation, a voice and data integration company with annual sales of more than $50M.  Mr. Vanderford’s other experience includes service as President and CEO of an enterprise computing, networking and storage reseller where he led his company to its first profitable year in 8 years.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused and accumulated deficit of $20,718,711 as of June 30, 2005. In addition, for the years ended June, 30 2004 and 2005, we incurred a net loss of $11,252,719 and $4,975,844 respectively. We have a working capital deficit of $7,745,527 as of June 30, 2005. These factor4s, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. While assurances cannot be given that adequate financing can be obtained to meet our capital needs the Company continues to explore all possibilities such as mergers, acquisitions and protection or liquidation under applicable bankruptcy laws and to pursue alternative sources to meet its current and future capital requirements while continuing to expand its business to provide for additional cash flow from operations.

In addition to the foregoing the Company has operated with extremely limited operating cash. Cash on hand as of June 30, 2005 was $115,719 and is currently approximately $5,084. This continued and current limited operating cash position underscores the substantial doubt about the Company's ability to continue as a going concern and its likely reorganization or liquidation.

Critical Accounting Policies

Revenue Recognition

For software products sold by the Company we recognize revenue and the related costs of sales as products are shipped and title is passed to the customer. We provide warranty on product sales for a period of one year. This includes updates and entitles the user to replacement software, if needed, at 20% of the original sales price. After one year, customers can opt for an ongoing maintenance program entitling them to any product upgrades at 20% on the current purchase price.

For extended warranty and continued product update services, revenue is recognized over the term of the maintenance agreement. The subscription period can be no less than quarterly. Revenue related to the services is deferred and recognized as the services are performed in accordance with AICPA’s Statement of Position 97-2 - “Software Revenue Recognition” and related interpretations.

Sales are comprised of gross revenues less provisions for estimated customer returns and other sales allowances. For software sales, customer returns are only available within 30 days of the sale and only in the event that the software does not perform as described by Ecuity. Such return policy will require the customer to write to us with the specifics of their claim that the software does not deliver as promised. The related reserves for these provisions are included in “Accounts Receivable, net” in the accompanying consolidated statements of operations. For telephony services, billing errors may be corrected for 30 days after the mailing of the monthly bill to customers. Usually such adjustments will be handled by phone with adjustment approved by a customer service manager. Provisions for estimated returns and sales allowances are established by Ecuity concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. We have not incurred any significant amount of returns or sales allowances in fiscal years 2000 to 2005. All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling is recognized in cost of sales. Ecuity provides services for long distance and Internet access. Revenues are recognized when the services are provided. Amounts prepaid by customers are credited to Deferred Revenues and recognized in the period they are earned. Effective October 2000, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101 - “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101. There was no effect on the consolidated financial statements related to the adoption of SAB No. 101.

Business Combinations

We have adopted SFAS No. 141 Business Combinations that superseded APB Opinion No. 16 requiring the purchase method be used for all business combinations initiated after June 30, 2001. This statement requires that intangible assets that can be identified and named be recognized as assets apart from goodwill if they meet one of two criteria - the contractual-legal right criterion or the separability criterion. This statement also requires the primary reason for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

Property and Equipment

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which are three to five years. We lease equipment that is capitalized. All leases are accounted for in accordance with Financial Accounting Board Statement No. 13 - Accounting for Leases. Amortization expense related to capitalized leases is included with depreciation expense.

Software and Development Costs

All software development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of our ability to provide a product that is readily marketable. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight-line method over each product’s estimated economic life, which ranges from two to five years.

Software development costs also include capitalized costs of design, configuration, coding and installation and testing of our website up to our initial implementation. We did not complete the development of the website and the initial implementation costs were expensed in fiscal 2000.

Plan of Operations

Our plan of operations for the next twelve months is to obtain additional financing to maintain and develop the Company’s operations.

On November 7, 2005 the Company entered into a preliminary letter of intent (Digitaria LOI) with Digitaria Communications Networks, LLC (“Digitaria”) under the terms of which Digiteria will seek to acquire over fifty percent (50%) of the Stock of Ecuity thus leading to a change of control of Ecuity. Execution of the acquisition of over fifty percent (50%) of the Stock of Ecuity by Digiteria will be contingent upon Digiteria completing a fund raising that will allow Digiteria to raise the funds necessary to make this acquisition. Digitaria also stated its intention to seek to purchase the interest of Cornell Capital, Ecuity’s senior secured lender, and to provide future funding to the operations of Ecuity as debt or equity or prepaid services. As part of the Digiteria LOI Ecuity and Digiteria set forth the intention of the parties for Ecuity to provide VoIP and other telecommunications services under an exclusive services agreement to provide services to Fiber To The Premise (FTTP) communities that may be developed by or through Digitaria. Jeffrey Haberman executed the Digitaria LOI on behalf of Digitaria. It is the understanding of the Company that the principals of Digitaria include a number of individuals and entities experienced in real estate and land development. The Company cannot adequately assess at this time whether or not the transaction contemplated under the terms of the Digitaria LOI will be funded and/or completed and, if so, when.

Subsequent to the signing of the Digitaria LOI at the request of Digiteria the following principals of Digitaria were appointed to the Board of Directors of the Company by a unanimous consent: Jeffrey Haberman, John Peterson, and Robert Terhune. In addition current director Shane Smith was appointed Chairman of the Board and Jeffery Haberman was appointed Vice Chairman.

We anticipate that a minimum of $2,500,000 will be required to sustain existing operations for the next 12 months from the balance sheet date and to sustain Corporate operations which are segregated from its EAC subsidiary operations. Currently revenue in EAC is insufficient to provide for all operating costs including payroll, rent, selling expenses and costs of sales. Net operating losses for the six-month period ending June 30, 2005, indicate that EAC requires an amount in excess of $130,000 per month as additional funds to sustain the negative operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc., has no direct income therefore unless subsidiary revenues are available to use by Ecuity, Inc., there is an additional about $40,000 per month shortfall at Ecuity, Inc. for cash to pay administrative expenses.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

Results of Operations

For The Year Ended June 30, 2005 Compared To The Year Ended June 30, 2004

Revenues

Prior to January 14, 2004 Ecuity, then known as Y3K Secure Enterprise Software, Inc., was primarily a development stage software company without any significant revenues. On January 14, 2004, Ecuity purchased substantially all of the telephone business assets of Fox Communication, Inc., an 18 year old regional telephone company located in Washington. Ecuity also took over Fox’s customer base of approximately 18,000 customers and associated revenues. During the calendar year 2004, the telephone assets were transitioned into Ecuity. Ecuity used its newly purchased assets and customer base to launch its telecommunications operations and generate revenue beginning January 2004. During the year ended June 30, 2005, we generated $3,067,278 in revenues, which was an increase in revenues of $931,935 when compared to our revenues of $2,135,343 for the year ended June 30, 2004. Revenues for the 6-month period from January 1, 2005 through June 30, 2005 were $1,411,949, which was a decrease of 723,394 when compared to the comparable 6-month period in 2004.

From January 2004 through June 2005 revenues declined on a monthly basis. This revenue drop is a result of the Coppercom switch, which was part of the asset purchase from Fox Communications, failing on a regular basis until a new switch was installed at the end of May 2004. During the time period of January 2004 to May 2004 the Company worked closely with Coppercom to stabilize the switch. However these efforts proved ineffective and resulted in Coppercom replacing the switch. Due to these switch failures the minutes running through the switch eventually dropped on an average basis over 1,731,400 on a monthly basis. The estimated revenue loss due to loss of customers for 2004 is $661,936 and for 2005 is $981,714 for a total of $1,643,650. In addition the estimated increase in costs due to an increase in customer care was estimated to be $68,543.

Cost of Revenues

For the year ended June 30, 2005, the cost of revenues was $2,002,241, or 65% of revenues, as compared to $1,351,183, or 63% of revenues, for the year ended June 30, 2004. This was an increase in costs of $651,058. The increase in costs is due primarily to the inclusion of results from the Fox acquisition for 12 months this year verses 6 months in the prior year.

Gross Profit

For the year ended June 30, 2005, gross profit was $1,065,037, or 35% of revenues, compared to gross profit of $784,160, or 37% of revenues, for the comparable period of 2004. This was an increase in gross profit for the year ended June 30, 2005 of $280,877. This increase in gross profit was primarily a result of 12 months of operations in the current year compared to only 6 months in the year ended June 30, 2004. The decrease in gross profit as a percentage of revenues in 2005 compared to 2004 related to the sale of the conferencing business in 2004, which was acquired as part of the Fox acquisition and which had a higher gross profit percentage than the product offerings retained by the Company.

Expenses

For the year ended June 30, 2005, our general and administrative expenses were $4,798,603, as compared to $5,551,351 for the year ended June 30, 2004. Our expenses decreased primarily from providing telecommunications services to our new customer base and maintaining the assets we purchased from Fox Communications. For the year ended June 30, 2005, operating expenses consisted primarily of general and administrative expenses of $4,798,603, selling expenses of $704,244, amortization of our customer list of $312,864 and depreciation expense of $133,317, compared to $5,551,351 of general and administrative expenses, selling expenses of $284,570, impairment of technology and acquired fixed assets and customer list of $5,702,843 and depreciation expense of $225,874 in the year ended June 30, 2004. The decline in general and administrative expenses resulted from reduced expenditures for salaries, rent, legal and advertising in the current year.

Interest Expense

For the year ended June 30, 2005, interest expense was $647,739 as compared to $556,542 for the comparable period in 2004. The increase was primarily due to an increase the number of outstanding loans in the current year required to fund the Company’s operations. .

Net Loss

As a result of the foregoing factors, we incurred a net loss of $4,975,844 for the year ended June 30, 2005, compared to a net loss of $11,252,719 for the year ended June 30, 2004. The decreased loss was due primarily to the write downs in the year ended June 30, 2004 for impairment in the carrying value of technology, acquired fixed asset and customer list, aggregating $5,702,843.

At June 30, 2005 we had current assets of $541,420 and current liabilities of $8,286,948, resulting in a working capital deficit of $7,745,528.

The Fiscal Year June 30, 2004 Compared to The Fiscal Year Ended June 30, 2003

Revenues

Our revenue for the fiscal year ended June 30, 2004 was $2,135,343, which was an increase of $2,132,954 when compared to our revenues of $2,389 for the fiscal year ended June 30, 2003. Our revenues for the fiscal year 2004 were derived mainly from our acquisition of the assets and customer base of Fox Communications, which we did not have during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2003 we only generated revenues of $2,389 because of our limited operations and because we did not yet have the assets and customer base we acquired in 2004.

Cost Of Revenues

During the fiscal year ended June 30, 2004 we experienced an increase in our cost of revenues. Our cost of revenues was $1,351,183, which was a 100% increase over our cost of revenues for the previous fiscal year, ended June 30, 2003. The primary reason for such a significant increase in our cost of revenues was due to the fact that we incurred greater costs from providing service to our telecommunication customers which we acquired in 2004.

Expenses

Our expenses for the fiscal year ended June 30, 2004 increased approximately $10,600,000 over the previous fiscal year ended June 30, 2003. Our expenses for the year ended June 30, 2004 were 11,764,638 as compared to expenses of $1,161,171 for the fiscal year ended June 30, 2003. Expenses for the fiscal year ended June 30, 2004 consisted mainly of general and administrative expenses of $5,551,351, Impairment of ICS technology of $2,280,994 and Impairment of Acquired Customers List of $2,654,428. The majority of these expenses were new expenses related to the operations of our new telecommunications business, the acquisition of assets and the provision of telecommunications services to our new customer base.

Gross Profit

Our gross profit for the fiscal year ended June 30, 2004 was $784,160, which was an increase of $781,771 when compared to our gross profit of $2,389 for the fiscal year ended June 30, 2003. This significant increase in gross profit is due to the provisioning of services to a larger customer base as a result of the afore-mentioned acquisitions.

Net Losses

During the fiscal year ended June 30, 2004 we incurred net losses of $11,252,719, which meant that we experienced an increase in losses of approximately $10,065,000. This significant loss was primarily due to the acquisition mentioned above and increased expenses incurred as a result of those acquisitions. Our losses for the fiscal year ended June 30, 2003 were $1,187,150.

Liquidity and Capital Resources

We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At June 30, 2005, we had a working capital deficit of $7,745,527. While the Company is substantially in compliance with its key vendors, it is currently in default of payment terms to several note holders as well as its landlord. The Company currently has minimal cash reserves and is unable to raise additional capital through the Standby Equity Distribution Agreement based on the lack of available shares to sell to Cornell Capital Partners. The Company continues to explore all possibilities such as mergers, acquisitions, and protection or liquidation under the applicable bankruptcy laws and to pursue alternative sources to meet its current and future capital requirements while continuing to expand its business to provide for additional cash flow from operations.

In order to operate for the next twelve months we will need to raise a minimum of approximately $2,500,000 in funding. This amount will provide for our short-term obligation to reduce some of our debt by between $1,000,000 and $2,000,000, pay certain obligations as they become due and provide working capital, until such time as net profits from operations are sufficient to maintain a positive cash flow and allow sufficient time to implement our business plan for ongoing operations. Ecuity is seeking to obtain long- term funding through various forms of financing including various forms of debt, additional equity upon an increase in authorized common stock pursuant to shareholder action, potential mergers that would increase liquidity and/or joint venture financing against various business opportunities of the Company.

We had a consolidated operating net loss of $4,975,845 for the year ended June 30, 2005 compared to a net loss of $11,252,719 for the same period last year. The substantial decrease from the prior year is primarily a result of write downs in the year ended June 30, 2004 for impairment in the carrying value of technology, acquired fixed assets and customer list, aggregating $5,702,843.

Revenues from the Fox Communications asset purchase are recognized in our wholly owned subsidiary, Ecuity Advanced Communications, Inc.

Ecuity’s business is primarily related to long distance services, Internet service as an Internet service provider (ISP), and web hosting. The ISP and hosting services are generally sold on a monthly, quarterly and annual subscription basis with fees for services billed to the customer and paid in advance. This cash is received and recorded to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay current operating expenses. Our long distance services are billed in arrears based on actual usage based on agreed upon service plans. Appropriate Federal, State and other fees are added to the service minutes and are billed to the customer using an automated billing system.

All of our sales revenues from billed services flow through accounts receivable.

Since incorporation, we have funded our operations through private equity financings. As of June 30, 2005, our total assets were recorded at $2,197,605, consisting of $115,719 of cash, $424,901 of accounts receivable, net of allowance, $800 of inventory, $118,464 of deposits, $1,104,029 of acquired customer list (from Fox Communications), net of amortization, and $433,692 of net book value of equipment, furniture and fixtures. Our total liabilities were $9,550,135, consisting of $3,511,762 of current notes payable, $4,321,371 of accounts payable and accrued expenses, $234,560 of advanced billings of services, $219,255 of current portion of capitalized leases and note payable, and $1,263,188 of long-term portion of capitalized leases and note payable.

At June 30, 2005 the Company has a note balance due to Fox Communications, for the assets purchased in the principal amount of $1,450,000 plus accrued interest of $32,313. Effective March 31, 2005 Ecuity concluded negotiations with Fox Communications to restructure the original Secured Promissory Note, Asset Purchase and related agreements in connection with the January 14, 2004 (amended August 27, 2004) acquisition of Fox Communications’ telecom assets. Pursuant to the terms of the agreement, the parties have agreed to restructure the remaining $3.475 million debt currently due against the existing promissory note. The agreement calls for the payment to Fox communications of $1 million dollars in cash, $800,000 of which was paid in May 2005 and $200,000 of which may be due by December 2005, the conversion of $1 million dollars of debt to 25 million shares of Ecuity’s common stock at a fixed price of $0.04 per share, and a restated promissory note in the amount of $1.25 million dollars after application of certain credits with a revised maturity date of July 1, 2007.

 On January 29, 2004, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under terms of the SEDA, Ecuity may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $20,000,000. The purchase price for the shares is equal to 92% or a 8% discount of the market price, which is defined in the Equity Distribution Agreement as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $280,000, with no advance occurring within seven trading days of a prior advance. In connection with the Equity Distribution Agreement, Cornell Capital Partners received 1,294,118 shares of our common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a cash fee of 5% of each cash advance. The 5% cash fee does not represent additional shares issued to Cornell Capital Partners. Until such time as the authorized shares amount is increased by shareholder approval, the Company does not have additional shares available to sell to Cornell Capital Partners in order to receive additional financing under the SEDA.

While it was expected that proceeds that we receive under the Equity Line of Credit arrangement with Cornell Capital would be a primary source for repayment of these loans coupled with increased revenues, the decline in the Company's stock price may, however, effectively preclude this alternative. Accordingly, the Company may be required to look for alternative financing. The obtaining of this financing may be precluded or limited by the terms and conditions of the Cornell financing documents. Currently there no registered shares available.

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

Y3K, Inc. defaulted on the lease obligations for the offices that it occupied in 1999 and 2000. The landlord, commenced legal action during 2004 to recoup all costs associated with releasing the office space, including but not limited to renovations for the new tenant, free rent, and commissions on the new lease. On November 19, 2004 summary judgment was entered against Y3K, Inc. in the amount of $431,428 plus interest, attorney fees and costs in the amount $100,872 through the date of judgment

The bank loan, defaulted equipment judgment, and office lease obligation are indebtedness of Y3K, Inc. and there are no assets of that subsidiary or of the parent company, Y3K Secure Enterprise Solutions, Inc. to secure these debts.

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

Recently Issued Accounting Standards

SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Companies must evaluate the carrying value of long lived assets to determine whether there is any impairment and to record cost associated with the retirement of such assets. We cannot determine if the adoption of SFAS No. 143 will have a material impact on our consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred rather than when a commitment to an exit plan is made. We cannot determine if the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, An Amendment of FASB Statement No. 123. SFAS No. 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. We will continue to account for stock-based compensation using the intrinsic value method and it has adopted the disclosure requirements of SFAS No. 148. We do not expect the adoption of SFAS No. 148 will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7: FINANCIAL STATEMENTS

See Attached

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the accountants, with the use of accounting principles, or with financial disclosures.

ITEM 8a. CONTROLS AND PROCEDURES

(a)
Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s President and Chief Financial Officer have both concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company’s management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)
Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended June 30, 2005, the Company’s President and Chief Financial Officer both have determined that there are no changes to the financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Limited Internal Operational and Financial Controls

The Company, based on its current capitalization, is not yet required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to certification of the existence and adequacy of its internal controls. The Company will require significant upgrades and documentation of internal operating and financial systems and controls, and additional personnel and resources not presently in the Company, in order to meet the standards required to achieve compliance with the provisions of the Act.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Board of Directors

The Board of Directors is comprised of three employees of the Company. The Company has sought outside board members but has been unable to bring any additional board members onto the Board of Directors to serve as a Director. The Company believes that it is highly unlikely that it will be able to attract qualified outside members of the Board of Directors without the Company completing additional financing.

Andrew W. Buffmire - Chairman of the Board (See Management)

King Wm. S. Cole - Board Member (See Management)

Mayo Shane Smith - Board Member (See Management)

The Company’s Board members and the executive officers (including its wholly owned subsidiary) are as follows:

Name	Age	Position
Ecuity, Inc.
Andrew W. Buffmire	58	Chief Executive Officer
King Cole	53	Board member - Vice President Administration
Mayo Shane Smith	57	Board member-Vice President Business Development
Leon Caldwell	56	CFO - Secretary/ Treasurer

Ecuity Advanced Communications, Inc.
Jerry Schwartz	50	Chief Operating Officer
Jon Schnelz	42	Vice President Operations

Andrew W. Buffmire, CEO -

ANDREW BUFFMIRE was appointed President and Chief Executive Officer of Ecuity effective June 20, 2005. During the period from July 1, 2004 to April 30, 2005 Mr. Buffmire was a consultant to and President of Advanced Logic Systems, Inc., a New Jersey company providing integrated voice-video-data homeland security solutions to various federal and state agencies including the US Coast Guard. Prior to working at Advanced Logic Systems Mr. Buffmire was formerly VP Business Development and an executive officer of UbiquiTel PCS, a Sprint PCS affiliate from May 12, 2000 to June 30, 2005. Mr. Buffmire was responsible for business development and the execution of strategic initiatives, new technology development and acquisitions, and strategic transactions. Prior to joining UbiquiTel, Mr. Buffmire was a Business Development director at Sprint PCS. He was instrumental in the design and execution of the Sprint PCS affiliates program, which raised and deployed over $4 billion in capital. Mr. Buffmire was part of the original development team at Sprint PCS, joining the company in January of 1996. During the period from February 1, 1977 to December 31, 1995 Mr. Buffmire was an attorney in private legal practice in Salt Lake City, Utah with an emphasis in telecommunications law. Mr. Buffmire was also a former Assistant Attorney General for the State of Utah, a staff trial attorney for the Federal Trade Commission and clerked with the legal advisors office to the Commission of the European Economic Community in Brussels, Belgium. Mr. Buffmire has a BA in International Relations from the University of Southern California, a JD from the University of Utah, and a Master of Laws degree from the London School of Economics and Political Science.

King Cole, VP Administration/Human Resources -

KING COLE serves on the Company’s board of directors and was our President until June 20, 2005. Mr. Cole joined Ecuity, Inc. in March 2000 and is responsible for overseeing day-to-day operations, administration and human resources in his new capacity as Vice President. From 1991 to 1998 he was a regional manager for Jillian’s, a national entertainment and hospitality chain. Commencing in 1998 and continuing through his joining the Ecuity management team, Mr. Cole engaged in a business consulting practice specializing in business and organizational management with major clients including the City of Tacoma (Washington) and Y3K Inc., an Ecuity predecessor company. Mr. Cole has extensive experience in administrative and operational management of large-scale staffs, including positions as general manager with a number of regional hospitality firms, including Seattle’s Schwartz Brothers restaurants. Mr. Cole has earned a Bachelor of Science degree in biological science from Gonzaga University and a Masters of Biological Sciences from Washington State University.

Shane Smith, VP Business Development -

SHANE SMITH sits on the Company’s board of directors and served as Ecuity’s CEO and Chairman through June 20, 2005. Mr. Smith was a founder; CEO and member of the board of Karunga Technologies Corporation, the developer of the ICS secure communication system. In helping to found Karunga, he was its first COO and was primarily responsible for the initial launch of initial business operations. Prior to founding Karunga Technologies, Mr. Smith spent 25 years practicing business law. Much of his practice focused on advice to growing companies at critical stages, including numerous technology companies. He has served as a director on the boards of numerous companies and charities. Mr. Smith earned a B.A. degree in English Literature from Brigham Young University and a Jurist Doctor degree from the J. Ruben Clark School of Law at Brigham Young.

Leon M. Caldwell - CFO-Secretary/Treasurer

LEON M. CALDWELL, our secretary/treasurer, (CFO), age 56, was one of the original founders of Y3K, Inc. the private company that was acquired by Ecuity, Inc. in March 2002. Mr. Caldwell has extensive experience as a financial executive commencing with Arthur Anderson & Co. from 1970 to 1973, served as the assistant to the Treasurer at Daylin Inc. from 1973 to 1976, acted as a financial consultant from 1977 to 1985, became the Chief Financial Officer for Southern California Consultants, Inc.; from 1985 to 1991, served as Vice-President of Consulting Services, Inc., from 1991 to 1999 and acted as Vice-President and Chief Financial Officer for Peck/Jones Construction Corp., a general contractor, from 1999 to 2002. Mr. Caldwell received his Bachelor degree in Business Administration from the University of California at Long Beach.

Jerry Schwartz - COO - (EAC)

JERRY SCHWARTZ is a 25 year technology industry veteran who has succeeded in a variety of senior leadership roles, including CEO, Managing Director, VP worldwide sales and marketing, VP international, VP strategic and corporate development, as well as division general legal counsel. Career successes include founding or early stage executive teams of leading software, services and internet technology firms such as eAxis, iCopyright.com, Vité (JV with Stanford University), Galileo Technologies (JV with Compaq), Design Intelligence, Midisoft, System Integrators and Dow Corning Europe. Jerry has been on the faculty of the University of Puget Sound Graduate School of Business lecturing on international business topics, past Chairman of the Content Division of the Software & Information Industry Association (SIIA), and a national and international presenter/author on Internet and technology industry topics. Jerry holds BA/BA, MBA and JD degrees from the University of Puget Sound, as well as an LLM (Legal Masters) for advanced studies in International Commercial Law completed at Salzburg University (Austria).

Jon Schnelz, VP Operations - (EAC)

JON SCHNELZ provides managerial and technical leadership for Ecuity Advanced Communications' Development and Operations organizations. He is responsible for the research, development and implementation of advanced technologies, and provides strategic technological vision for the company. Prior to joining Ecuity, Jon served as Vice President of Engineering at SJI Corporation, a local network integration company, where he was in charge of sales engineering efforts and responsible for developing the project management infrastructure to support SJI’s geographically diverse customer base. He has several years experience in sales within the communications industry and holds a Bachelor of Arts in Business Administrations - Accounting from Washington State University.

Term of Office

Mr. Buffmire was issued a 3-year employment agreement commencing June 15, 2005. The initial base annual salary payable to Buffmire is One Hundred Eighty Thousand Dollars ($180,000) increasing to two hundred twenty five thousand dollars ($225,000) when and if certain objectives are achieved.

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. We do not currently pay any compensation for serving as a director.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2005.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Andrew Buffmire	President and CEO/COB	2005	$7,500	0	$0	0	3,400,000	0	$0

King Cole	VP/Board member	2005	$46,325	0	$73,675	0	3,000,000	0	0
		2004	$0	0	$84,000	0	0	0	0
		2003	$0	0	$48,000	0	0	0	0

Leon	Secretary/Treasurer	2005	$0	0	$84,000	0	3,000,000	0	0
Caldwell	(CFO)	2004	$0	0	$66,000	0	0	0	0
		2003	$0	0	$48,000	0	0	0	0

Shane	VP /Board member	2005	$34,529	0	$118,971	0	2,000,000	0	0
Smith		2004	$0	0	$58,223	0	0	0	0
		2003	$0	0	$0	0	0	0	0

(1)
Through December 31, 2004, Mr. Smith and Mr. Cole earned consulting fees for services provided to the Company under consulting agreements. Beginning January 1, 2005, both Mr. Smith and Mr. Cole were paid salaries from the wholly owned subsidiary, EAC. Mr. Buffmire started his salary payable through EAC effective June 15, 2005. Mr. Caldwell is paid consulting fees for services provided to the Company through his consulting company.

Commencing January 1, 2004, Mr. Cole’s compensation was set at $10,000 per month and Mr. Caldwell's was set at $7,000 per month. Mr. Smith’s compensation agreement commenced effective June 1, 2004 at the rate of $10,000 per month, however Mr. Smith also received consulting fees prior to his position as CEO and also received additional compensation in 2005 of $33,500 for prior services rendered. Mr. Buffmire’s compensation is set at $180,000 per annum, commencing June 15, 2005.

The table indicates the amounts earned by each officer, with the balance of unpaid compensation accumulated as a payable to Mr. Cole ($124,110) Mr. Caldwell ($107,800), Mr. Smith ($105,071) and Mr. Buffmire ($7,500) at June 30, 2005. At June 30, 2004 unpaid compensation to the above officers amounted to $344,481. We have no agreement with our directors regarding compensation and we do not pay our directors any compensation for serving as directors.

Aggregate option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY End June 30, 2005 Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY - End June 30, 2005

King Cole	0	0	3,000,000	$0
Leon Caldwell	0	0	3,000,000	$0
Shane Smith	0	0	2,000,000	$0
Andrew Buffmire	0	0	3,400,000	$0

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Fully Vested)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	43,214,541	$.097	2,376,384
Total	43,214,541	$.097	2,376,384

At June 30, 2005, stock options outstanding are as follows:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS			UNEXERCISABLE OPTIONS
		WEIGHTED			WEIGHTED			WEIGHTED
PRICE		AVERAGE	PRICE		AVERAGE	PRICE		AVERAGE
RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE
0.02-.40	24,754,600	0.058	0.02-.40	22,378,216	0.055	.02-.04	2,376,384	$.026

At June 30, 2005, warrants purchasing common shares outstanding are as follows:

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS			UNEXERCISABLE WARRANTS
		WEIGHTED			WEIGHTED			WEIGHTED
PRICE		AVERAGE	PRICE		AVERAGE	PRICE		AVERAGE
RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE
0.06-.75	20,836,325	0.138	0.06-.75	20,836,325	0.138	N/a	N/a	N/a

Code of Ethics

The Company adopted a Code of Ethics on May 5, 2005, which was filed as an Exhibit on the Company's Form SB-2 filed on May 13, 2005.

Audit Committee

The registrant does not have a separately designated standing audit committee, which is to be established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. Therefore, the Board of Directors acts as the audit committee and those members of the committee are Messrs. Buffmire, Smith, and Cole. The Board oversees the integrity of the financial statements of Ecuity, Inc. and its subsidiaries, the independent auditor's qualifications and independence, the performance of the internal audit function and independent auditors, and the compliance by Ecuity, Inc. with legal and regulatory matters. The committee has reviewed the statements presented for the year ended June 30, 2005.

The Board is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. The independent auditing firm examines the accounting records of Ecuity, Inc., and its subsidiaries.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2005 several filing requirements applicable to our officers and directors are delinquent as shown in the table below. Mr. Maros and Mr. Forbes did not file any returns and due to their resignations will not be required to file. These Officers/Directors are in the process of obtaining the necessary access codes to allow them to comply with the new electronic filing requirements but have not been filed as of the date of this filing.

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Andrew Buffmire (President and CEO/COB)	1	1	1
King Cole (VP and Director)	2	2	2
Shane Smith (VP and Director)	3	3	3
Leon Caldwell (CFO-Secretary/Treasurer)	0	0	0

Incentive Stock Options

The Company has an incentive stock option plan, which includes substantially all employees. A total of 24,754,600 shares of common stock are available for exercise and of these options 22,378,216 common shares are fully vested as of June 30, 2005. Certain employees that were hired as part of the Fox Communications, Inc. asset purchase were granted options that will vest quarterly over 4 years so long as the employee remains with the Company or its subsidiaries. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, granted to those who have loaned the Company money as an additional incentive, or to accredited investors who purchased shares directly from the Company, however, incentive stock options are generally granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of our Company, in which case the term will be for five years from the date of the grant. The administrator of the plan shall determine the exercise price, but in no case shall it be less than fair market value. The plan also provides that in the event a terminated employee has vested options, they will expire 90 days from the termination date if not exercised.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 30, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 800 Bellevue Way NE, Suite 600 Washington, 98004, unless otherwise indicated. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as indicated in related footnotes.

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common	Andrew Buffmire	0
Common	King Cole	25,000.01%
Common	Shane Smith	0
Common	Leon Caldwell (1)	1,486,111	0.55%
DIRECTORS AND OFFICERS AS A GROUP		1,511,111	0.56%

(1)
Mr. Caldwell has no direct ownership of common shares, however, his wife and children through a family limited partnership own 1,000,000 common shares. Mr. Caldwell and his wife each own 50% of the sole general partner of the family limited partnership that in turn owns 60% of the total shares owned by the family limited partnership. Therefore Mr. Caldwell has beneficial ownership of 600,000 common shares with his wife. Further, a defined benefit plan owns 486,111 common shares and Mr. Caldwell is the beneficiary of those shares. This gives Mr. Caldwell, through him and his wife’s ownership, a beneficial interest of 1,086,111 common shares. The beneficial interest to the children of the family limited partnership is 400,000 common shares.

The percent of class is based on 267,720,210 shares of common stock issued and outstanding as of June 30, 2005.

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

COMPENSATION OF DIRECTORS AND OFFICERS

Employment Agreements

At the present time the only employment agreement entered into by the Company is an employment agreement with Andrew Buffmire, the Company’s CEO. Mr. Buffmire’s employment agreement contains the following key terms:

Effective June 20, 2005, Mr. Andrew Buffmire was appointed as Chief Executive Officer and President of Ecuity, Inc. Mr. Buffmire and Ecuity entered into an employment agreement that has a term of 3 years. The initial base annual salary payable to Buffmire is One Hundred Eighty Thousand Dollars ($180,000) increasing to two hundred twenty five thousand dollars ($225,000) when and if certain objectives are achieved. In addition, Ecuity has agreed to purchase a company under Mr. Buffmire's control for 10% of the issued and outstanding shares of the Company's common stock at the time of the purchase. Upon the appointment of Mr. Buffmire, Ecuity granted Mr. Buffmire the option to purchase 3,400,000 shares of Ecuity common stock. To the extent that the exercise of these options would result in the Company’s inability to issues shares to Buffmire because the issuance of such shares would exceed the Company’s authorized capital, Buffmire has agreed to withhold the exercise of such options until the Company has the authorized capital to allow for their exercise. As part of this agreement the strike price for these options has been reduced from the original strike price of $0.05 per share to a strike price of $0.015 per share.

Under the First Amendment to Employment Agreement (the “First Amendment”) entered into between the Company and Buffmire on July 24, 2005, Buffmire agreed to reduce his base salary payable on a prorated monthly basis to $144,000 (the “Adjusted Salary”) until the Company reaches positive cash flow from operations (as determined by the Chief Financial Officer of the Company). To the extent that the Company does not pay Buffmire the Adjusted Salary within thirty (30) days of the due date of the monthly payments against the Adjusted Salary, Buffmire shall receive in lieu of such shortfall fifty percent (50%) of such shortfall in the form of shares of the Company’s common stock calculated at the value of the common stock of the Company on the date of the execution of the First Amendment (the “Shortfall Shares”). The Company also agrees to issue with each share of stock an attached warrant providing for the option to purchase an additional share at the issue price of the Shortfall Shares. The Company has not only been unable to pay the Adjusted Salary but also because the Company does not have the available authorized capital has been unable to issue the Shortfall Shares. Until the Company has the authority to issue additional shares of stock the Company will be unable to issue the Shortfall Shares to Buffmire.

The Company is in material breach of Mr. Buffmire’s employment agreement in several particulars. These include, among others, the failure of the Company to pay compensation to Mr. Buffmire as provided for in the employment contract and the failure of the Company to put in place insurance policies and coverage as required under the terms of the employment contract. Mr. Buffmire may determine to resign from the Company as a result of such breaches. If Mr. Buffmire resigns, it may have a material adverse effect on the business prospects of the Company.

The Company may, in the future enter into employment agreements with its officers and employees.

Employment and Consulting Fees

Employment and consulting fees paid or accrued to these stockholder/officers for the year ended June 30, 2005 totaled $993,000 ($292,223 as reported in 2004). Mr. Haberman received as additional compensation of 12,700,000 common shares issued under form S-8 valued at $508,000 and Mr. Smith received an additional $33,500 for prior years services not previously recognized by the Company. Effective January 1, 2004 for Mr. Cole and Mr. Caldwell, June 1, 2004 for Mr. Smith and June 15, 2005 for Mr. Buffmire the annual base rates were set to the amounts listed below.

Mr. Andrew Buffmire, President and CEO/ Chairman of the Board	$180,000
Mr. King Cole, Vice President	$120,000
Mr. Shane Smith, Vice President	$120,000
Mr. Leon Caldwell, Secretary/Treasurer (CFO)	$84,000
Mr. Jeffrey Haberman, founder and consultant	$120,000

Unpaid wages and consulting fees to stockholder/officers at June 30, 2005 are as follows:

Mr. Andrew Buffmire, President and CEO/ Chairman of the Board	$7,500
Mr. King Cole, Vice President	124,110
Mr. Shane Smith, Vice President	105,071
Mr. Leon Caldwell, Secretary/Treasurer (CFO)	107,800
Mr. Jeffrey Haberman, founder and consultant	142,584
Total unpaid wages and consulting fees	$487,065

RELATED PARTY TRANSACTIONS

There are several related party transactions between the Company and its officers and directors. The Company has received loans from Messrs. Cole, Smith, Schwartz, and Buffmire. The loans were made pursuant to promissory notes that have terms and bear interest at the rates as seen in table below. The entire amount of the principal and all accrued interest is due and payable at the end of the loan term.

PROMISSORY NOTES

NAME	AMOUNT	START DATE	TERM	INT. RATE
Andrew Buffmire	$25,000	8/1/2005	1 yr	12%
King Cole	$22,000	9/6/2004	15 days	18%
King Cole	$4,400	1/28/2005	15 days	18%
King Cole	$25,000	8/5/2005	1 yr	12%
Jerry Schwartz	$27,500	9/6/2004	15 days	18%
Shane Smith	$1,100	1/28/2005	15 days	18%

All promissory notes listed above are still outstanding.

On May 20, 2005, the Company entered into a merger agreement (the “Cliff 3 Merger Agreement”) with Cliff 3 Communications, Inc., a Utah Corporation (“Cliff 3”) for the merger of Cliff 3 into the Company (the “Cliff 3 Merger”). Under the terms of the Cliff 3 Merger Agreement with the Company the Stockholders of Cliff 3 will receive 28,681,517 million shares of the common stock of the Company or that number of shares equal to ten percent (10%) of the issued and outstanding shares of the Company upon the completion of the merger, whichever is greater. The Cliff 3 Merger Agreement provides that Cliff 3 has until December 15, 2005 to initiate the merger. Cliff 3 is wholly owned by Bayswater LC, a Utah Limited Liability Company (“Bayswater”). Andrew Buffmire, the CEO of Ecuity, is the majority interest holder and controls Bayswater. The Company currently does not have sufficient shares to complete this agreement.

ITEM 13: EXHIBITS AND REPORTS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Certification by Andrew Buffmire

2.2	Certification by Leon Caldwell

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of De Leon & Company, P.A. serves as the Company’s principal accoutant and provides certain audit related services. The Board of Directors (acting as the audit committee) pre approves all services provided by De Leon & Company, P.A. to the Company. The policies and procedures of the Board provide a detailed description of the services that may be performed as well as limits on the fees (as may be adjusted for extra work) for such services. The fees for services provided by De Leon & Company, P.A. for the fiscal years ended June 30, 2005 and 2004 are as follows:

	2005	2004
Audit fees	$67,775	$64,000
Tax fees	—	—
Other fees	$28,563	—

Other fees consisted of reviews and consents of the Company's filings under forms S-8 and SB-2.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECUITY, INC.

Date: November 16, 2005	By:	/s/ Andrew Buffmire

Andrew Buffmire President and CEO

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 16, 2005	By:	/s/ Leon Caldwell

Leon Caldwell, CFO Secretary/Treasurer

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

DE LEON & COMPANY, P.A.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Ecuity, Inc. and its’ Subsidiaries as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As fully discussed in Note 3 to the financial statements, the Company has suffered current year losses from operations of $4,975,844, has a net capital deficiency of $7,745,527, and a cumulative deficit of $20,718,711 that raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida
September 23, 2005

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30
	2005	2004

ASSETS
Current
Cash and cash equivalents	$115,719	$107,695
Accounts Receivable, net of allowance of $120,000 and $179,300	424,901	601,287
Inventory	800	0
Prepaid expenses	0	29,884
Total Current Assets	541,420	738,866

Deposits	118,464	43,722
Property and equipment, net	433,692	499,346
Acquired customer list, net of amortization	1,104,029	1,677,600

Total Assets	$2,197,605	$2,959,534

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	JUNE 30
	2005	2004
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$4,321,370	$2,954,559
Loans payable	2,688,691	5,713,361
Loans payable - related parties	823,071	173,700
Stock to be issued for services and sale	0	167,000
Deposits and advance billings	234,560	329,253
Debt and capital lease obligations ~~-~~ current portion	219,255	104,331
Total Current Liabilities	8,286,947	9,442,204
Long Term Liabilities
Convertible Debentures	0	200,000
Note Payable	1,250,000	0
Capitalized Leases-net of current portion	13,188	145,896
Total Liabilities	9,550,135	9,788,100
SHAREHOLDERS’ DEFICIT
Share Capital:
Authorized: 400,000,000 common shares, par value $0.001 per share Issued and outstanding 267,720,210 common shares outstanding at June 30, 2005 and 113,260,948 common shares at June 30, 2004	267,720	113,261
Additional paid-in capital	12,887,083	8,601,184
Additional paid-in-capital stock options issued	211,378	209,298
Less deferred compensation	0	(9,442)
Deficit	(20,718,711)	(15,742,867)
Total Shareholders’ Deficit	(7,352,530)	(6,828,566)
Total Liabilities and Shareholders’ Deficit	$2,197,605	$2,959,534

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	JUNE 30
	2005	2004

Revenues	$3,067,278	$2,135,343
Cost of revenues	2,002,241	1,351,183
Gross Margins	1,065,037	784,160

Operating expenses		—
Selling expenses	704,244	284,570
General and administrative	4,798,603	5,551,351
Impairment of ICS technology	0	2,280,994
Impairment of Fixed Assets	0	767,421
Impairment of Acquired Customer List	0	2,654,428
Depreciation and amortization	446,181	225,874
Total operating expenses	5,949,028	11,764,638
Operating Loss	(4,883,991)	(10,980,478)
Other Income (Expense)
Interest (expense)	(647,739)	(556,542)
Gain on extinguishment of debt	560,515	0
Other	(4,629)	0
Total other loss	(91,854)	(556,542)
Net loss continuing operations	(4,975,844)	(11,537,020)
Discontinued operations, net of taxes	0	284,301
Net Loss For The Year	$(4,975,844)	$(11,252,719)

Basic Loss Per Share *

Loss from continuing operations	$(0.027)	$(0.158)

Discontinued operations	—	0.004

Net loss	$(0.027)	$(0.154)

Weighted Average Number Of Common Shares Outstanding	185,810,552	72,691,873

*	The effects of dilutive has not been computed as the results of the calculation would be antidilutive

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30
	2005	2004

Cash Flows From Operating Activities
Net loss	$(4,975,844)	$(11,252,719)
Adjustments To Reconcile Net Income To Net Cash From Operating Activities
Depreciation and amortization	446,181	225,874
Allowance for doubtful accounts	(59,300)	179,300
Inventory	(800)	0
Impairment of fixed assets purchased	0	767,421
Impairment of customer base	0	2,654,428
Impairment of ICS technology	0	2,280,994
Change in deposits and prepaids	(44,858)	(33,049)
Change in accounts receivable	235,685	(53,693)
Change in payables and accrued liabilities	1,366,812	863,357
Change in deposits on advanced billings	(94,693)	60,741
Stock issued for other than cash	1,190,425	1,429,564
Shares issued for fee to extend note	170,000	0
Stock issuances due	(167,000)	167,000
Sale of long distance customer list	260,707	0
Deferred compensation	9,442	(9,442)
Stock options outstanding	2,080	209,298
Cash used by operating activities	(1,661,163)	(2,510,926)

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEARS ENDED JUNE 30
	2005	2004

Cash Flows From Investing Activities
Purchase of property and equipment	(71,151)	(181,779)
Disposal of equipment, net of depreciation	3,488	(4,488)
Cash used by investing activities	(67,663)	(186,267)
Cash Flows From Financing Activities
Proceeds from loans payable	3,448,700	2,163,089
Payments on loans payable	(1,125,298)	(227,359)
Sale of common stock for cash	588,000	578,687
Payments on long term debt & capitalized leases	(17,784)	(60,182)
Sale of convertible debentures	–	350,000
Stock sold to retire debt	(1,156,768)	0
Cash provided (used) by financing activities	1,736,850	2,804,235
Net Increase (Decrease) In Cash	8,024	107,042
Cash And Cash Equivalents, Beginning Of Year	107,695	653
Cash And Cash Equivalents, End Of Year	$115,719	$107,695

Cash paid for interest	$99,489	$34,489
Cash paid for state taxes	$0	$25,286

(Company received a credit in 2005 canceling all taxes paid in 2005)

Supplemental Information: Fox Asset Acquisition (2004):

NonCash Investing/Financing Activities
Assets acquired from Fox Communications Corp	$6,708,103
Less liabilities assumed	(1,781,221)
Net assets acquired	4,926,882
Less cash paid	(100,000)
Non cash acquisition costs	$4,826,882

Non cash consideration given
Note Payable - Fox Communications Corp	$3,675,000
Value of common stock issued	1,151,882
Total non cash consideration given	$4,826,882

The Company acquired the ICS Technology from Karunga Technology Corporation by issuing 23,030,750 shares of common stock valued at $2,210,952.

The accompanying notes are an integral part of these financial statements

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’(DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

					ADDITIONAL
	COMMON STOCK				PAID-IN CAPITAL
	NUMBER		SHARE SUBSCRIPTIONS	ADDITIONAL PAID-IN	STOCK OPTIONS
	SHARES	PAR	RECEIVABLE	CAPITAL	ISSUED	DEFICIT	TOTAL

Balance, June 30, 2003	52,050,605	$52,050	$(571)	$2,741,023	$0	$(4,490,148)	$(1,697,646)
Stock options issued					209,298		209,298
Deferred compensation					(9,442)		(9,442)
Issue of stock for services	12,402,006	12,402		1,417,162			1,429,564
Issue of common stock for options exercised	6,482,319	6,482		203,965			210,447
Sale of common stock	2,264,799	2,265	571	167,404			170,240
Sale of common stock Credit Line/debentures	10,307,747	10,308		839,692			850,000
Common shares issued For acquisitions	29,753,472	29,754		3,231,938			3,261,692
Net loss						(11,252,719)	(11,252,719)
Balance, June 30, 2004	113,260,948	113,261	0	8,601,184	199,856	(15,742,867)	(6,828,566)
Shares for debt extension	1,000,000	1,000		169,000			170,000
Sale of common stock (cash)	33,530,414	33,530		554,470			588,000
Sale of common stock Credit Line/debentures	85,080,894	85,081		2,406,851			2,491,932
Vested options					9,442		9,442
Stock options issued					2,080		2,080
Shares issued for services	30,947,954	30,948		1,159,478			1,190,426
Shares issued for Collateral	3,900,000	3,900		(3,900)			–
Net loss						(4,975,844)	(4,975,844)
Balance, June 30, 2005	267,720,210	$267,720	$0	$12,887,083	$211,378	$(20,718,711)	$(7,352,530)

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

Software Development Costs

All software development costs are expensed as incurred. Capitalization of software development costs begins upon the establishment of the Company’s ability to provide a product that is readily marketable. Amortization of capitalized software development costs are provided on a product-by-product basis using the straight-line method over each product’s estimated economic life, which ranges from two to five years.

Software development costs also include capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. The Company did not complete the development of the website and the initial implementation costs were expensed in fiscal 2000.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

For software products sold by the Company we recognizes revenue and the related costs of sales as products are shipped and title is passed to the customer. The Company provides warranty on product sales for a period of one year. This includes updates and entitles the user to replacement software, if needed, at 20% of the original sales price. After one year, customers can opt for an ongoing maintenance program entitling them to any product upgrades at 20% on the current purchase price.

For extended warranty and continued product update services, revenue is recognized over the term of the maintenance agreement. The subscription period can be no less than quarterly. Revenue related to the services is deferred and recognized as the services are performed in accordance with Statement of Position 97-2 - “Software Revenue Recognition” and related interpretations.

Sales are comprised of gross revenues less provisions for estimated customer returns and other sales allowances. Customer returns are only available within 30 days of the sale and only in the event that the software does not perform as described by the Company. Such return policy will require the customer to write to the Company with the specifics of their claim that the software does not deliver as promised. The related reserves for these provisions are included in “Accounts Receivable, net” in the accompanying consolidated statements of operations. For telephony services, billing errors may be corrected for 30 days after the mailing of the monthly bill monthly bill to customers. Usually such adjustments will be handled by phone with adjustment approved by a customer service manager. Provisions for estimated returns and sales allowances are established by the Company concurrently with the recognition of revenue and are based on a variety of factors including actual return and sale allowance history and projected economic conditions. The Company has not incurred any significant amount of returns or sales allowances in fiscal 2005 and 2004. All amounts billed to customers related to shipping and handling are included in revenue. All costs associated with shipping and handling are recognized in cost of sales.

The Company provides services for long distance and internet access. Revenues are recognized when the services are provided. Amounts prepaid by customers is credited to Deferred Revenues and recognized in the period they are earned.

Effective October 2000, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101 - “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101. There was no effect on the consolidated financial statements related to the adoption of SAB No. 101.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

Management does not anticipate any material adverse effect on the Company’s financial position as a result of these credit risks.

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

JUNE 30, 2005 AND 2004

2.	OPERATING SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Registrant are in the United States as of the year ended June 30, 2005 and for all prior periods. The Company currently operates in one segment.

3.	NATURE OF OPERATIONS AND GOING CONCERN

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain operations and meet debt service obligations, the Company needs to raise a minimum of $2,500,000 over the next 12 months or renegotiate the terms of its current debt obligations, which may result in a lesser amount being required. While it was expected that the Company would be able to raise these funds through its Equity Line of Credit Agreement with Cornell Capital Partners, LLC under which it may obtain up to $20,000,000 in equity financing, the Company’s current stock price may effectively preclude this alternative, requiring the need to raise funds through additional debt instruments. Additionally, without substantial amount of financing within the next 6 months, the Company may have to curtail or cease operations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	ACQUISITION OF ASSETS AND SUBSIDIARIES

Effective March 22, 2003, Ecuity, Inc. acquired 100% of the issued and outstanding shares of Y3K Incorporated by issuing 13,100,000 common shares. In addition, the former shareholders of Y3K Incorporated received an additional 4,981,374 common shares in a separate transaction.

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

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

4.	ACQUISITION OF ASSETS AND SUBSIDIARIES (continued)

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

Accordingly, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by Y3K Incorporated of the net assets and liabilities of Ecuity, Inc.

Ecuity, Inc. had a net asset deficiency at the acquisition date, therefore, the 13,100,000 shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $25,743 charged to deficit. Y3K Incorporated is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

The acquisition is summarized as follows:

Current Liabilities
Accounts payable	$25,743

Net Asset Deficiency	$(25,743)

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

4.	ACQUISITION OF ASSETS AND SUBSIDIARIES (Continued)

Fox Communications, Inc. - Effective January 2, 2004, Ecuity, Inc. through its wholly owned subsidiary Ecuity Advance Communications (Initially incorporated under the name “Ecuity Holdings, Inc.”), a Washington corporation ("EAC"), the Company entered into a contract to purchase a substantial portion of the assets ("Assets") and liabilities of Fox Communications, Inc., a Washington corporation ("Fox"). The purchase (the "Transaction") pursuant to an Asset Purchase Agreement ("Purchase Agreement") was closed on January 14, 2004.

Fox Communications Corporation formerly Phonelink, Inc. (“Fox”) is in the business of providing business and residential long distance telephone service, cellular airtime, internet dial up, web design, web hosting services, and paging and equipment sales. Fox was incorporated in the state of Washington on January 5, 1989.

The acquisition was based on cash, common shares and a Note Payable as follows:

$3,775,000 in a note payable by Ecuity and 6,722,722 shares of Ecuity, Inc.’s common stock. Based on the closing bid price for the Company’s common stock on January 14, 2004 of $.17 per share, the shares issued to Fox in connection with the asset purchase have been valued at $1,151,882. The total transaction has been valued at $4,926,882.

During 2004 the Company paid $300,000 toward the cash portion of the purchase price and the balance of $3,475,000 is to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by Ecuity. The original note called for payments that were in default on their initial due date of March 5, 2004.

Since then, the Company has re-negotiated various extensions and revisions to the note. The most recent adjustment provided for the following:

Payment of cash of $925,000 during 2005, a fixed reduction in the note of $250,000 representing an adjustment against the total of accounts receivable, less the sum of the accounts payable, accruals and deferred income balances.

In addition, the Company and Fox agreed to reduce the note by $1,000,000 in exchange for the issuance of 28,277,278 common shares of Ecuity, Inc. and finally to extend the due date for the balance of the note (remaining principal of $1,450,000) and all accrued interest to July 1, 2007.

The latest revision in terms provided that there was a waiver of all interest accrued through March 31, 2005 resulting in approximately $395,000 classified as debt forgiveness.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

4.	ACQUISITION OF ASSETS AND SUBSIDIARIES (Continued)

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

The assets acquired by Ecuity, Inc. included the competitive local exchange carrier ("CLEC") consisting of a customer base of approximately 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included a Network Operation Center ("NOC") that allowed for expansion of a unified end-to-end communication solutions through the addition of voice over IP (VoIP). The Assets acquired by the Company include:
•  Certain fixed assets and equipment, as well as any and all permits, licenses, consents and approvals held by Fox which are assignable to Ecuity. All such fixed assets and equipment, which Fox had used in its operation as a converged internet content provider and producer of affinity portals, shall be used in a similar manner by Ecuity.

•  All of Fox's right, title and interest in and to a number of websites, including foxinternet.com, as well as any other tangible or intangible assets of Fox used or useful in the joint operations that existed prior to the Transaction, but excluding certain assets listed in the Purchase Agreement.

As part of the Transaction, those Fox employees that are associated with the operation and management of the business represented by the Assets became employees of Ecuity and the former President of Fox, Mr. Lonnie Benson, became a consultant to Ecuity.

Karunga Technologies, Inc. - At a Board of Directors meeting on February 22, 2004, Ecuity, Inc., voted to complete the purchase of the ICS Technology from Karunga Technologies, Corporation (“Karunga”), a Utah Corporation. The technology acquisition was completed effective June 15, 2004.

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

JUNE 30, 2005 AND 2004

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

The issuance of 23,030,750 shares of common stock, the issuance of 750,000 options to purchase common shares at prices ranging from $.10 per share to $.25 per share, the issuance of 433,438 warrants to purchase common shares at $.50 on a 1 to 1 basis, the assumption of $70,000 in general bills from Karunga and the issuance of a new convertible promissory note to a third party in the principal amount of $492,165, bearing interest at the initial rate of 7% per annum rising to 14% on any defaults. The newly issued note replaces the note wherein the Company had acted as a guarantor of the note issued by Karunga to the third party in the amount of $400,000 (which was expensed for the year ended June 30, 2003). The increase in the new note issued by Ecuity, $92,165, has been classified as interest expense in the current year. In addition, the convertible note has warrants attached that provide for the issuance of 333,333 common shares at the price of $.20 per share. Additionally, the beneficiary of the new note is contractually entitled to one million common shares of the Company’s common stock, which has been expensed as additional interest, in consideration for extending the due date of the note as well as providing for a payment schedule extending through December 31, 2004. These shares have not yet been issued and accordingly are classified as a liability until the transfer agent actually issues said shares. The total transaction was valued at $2,280,994. This was based on the stock price of June 15, 2004 at a per share price of $.096 and based on the number of shares issued the total stock value was $2,210,994. In addition to the stock value Ecuity assumed $70,000 of Karunga’s liabilities (based on an allowance) which brings the total cost to $2,280,994. Since the $400,000 portion of the note had been expensed in a prior year, and the incremental portion of the newly issued note of $492,165 replaced the prior guarantee of $400,000, $92,165 has been expensed as interest, and accordingly the prior guarantee and newly issued replacement note are not included in the in the current year purchase valuation. The total acquisition valuation of $2,280,994 has been treated as a current year impairment for the ICS technology since there has been no historic revenues.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

5.	LOANS AND OTHER OBLIGATIONS PAYABLE

	2005	2004

a) Loan due to bank - defaulted in year 2001 (unsecured)	$155,666	$155,666
b) Unsecured loans, payable on demand, with interest at 12% per annum - non related parties	462,984	487,889
Related Parties - with interest ranging from 4% to 12%	823,071	173,700
c) Promissory note payable bearing interest at 7% per annum	0	466,165
d) Promissory notes to Cornell Capital at 12% per annum	1,950,000	1,050,000
e) Contract for advance lock box receipts	120,041	78,641
f) Note due to Fox Communications, Inc.		3,475,000
Total Current Loans Payable	$3,511,762	$5,887,061

f) Current portion of note due to Fox Communications, Inc.	$200,000	$0
Current portion of capital lease obligations	19,255	104,331
Total current portion of long term debt	$219,255	$104,331

f) Long term portion of note due to Fox Communications	$1,250,000	$0
Long term portion of capital lease obligations	$13,188	145,896

a)
This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year.

b)
There are five private parties, plus officers comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $352,500, is one of the Company’s original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender is a founder/consultant (Jeff Haberman) with 4 loans totaling $282,996. Shane Smith and King Cole have advanced funds totaling $187,575. Other non related parties have made loans totaling $462,984. These individuals are non-related parties.

c)
The promissory note payable arises as a result of the Company converting a previous guarantee of the indebtedness of an arm’s length company with whom the Company has entered into an agreement to develop, license and market software, in exchange for a new note which was executed after the Company purchased the Karunga ICS technology.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

5.	LOANS AND OTHER OBLIGATIONS PAYABLE (continued)

d)
Cornell Capital Partners issued a note with an initial principal amount of $350,000 and also issued a note in the initial principal amount of $1,000,000. The $1,000,000 note has been paid down by $500,000 from the proceeds from the sale of common stock under the terms of the Equity Line of Credit. Cornell then loaned $1,100,000 in May 2005 pursuant to a promissory note.

e)
EAC contracted with the bank that controls the lock box system for the collection on those accounts that pay by mail. The agreement provides that portions of the daily cash receipts are applied to the loan. The loan interest is estimate at an annual rate of 26%.

f)
The note was issued by Ecuity Advanced Communications and is guaranteed by all of its assets excluding the assets of the Network Operations Center. Additionally Ecuity Advanced Communications, Inc. note to Fox is guaranteed by Ecuity, Inc. As part of the renegotiations with Fox, the balance of the note obligation was extended to the year 2007 with Fox holding liens against all of the assets excluding the assets of the Network Operations Center. A portion of the obligation may be paid earlier than 2007, and therefore been classified as a current liability.

Convertible Debentures - Year 2004
	2005	2004
Convertible debentures due to Cornell Capital, Inc. bearing interest at 5% per annum all due and payable January 7, 2007	$0	$200,000

•  Convertible debentures were initially issued at a face value of $350,000, less an initial discount of 10%, less attorney fees. Cornell Capital Partners purchased all of the debentures. The Company has filed a SB-2 registration statement in order to register 60,000,000 common shares that may be issued under the terms and conditions of the convertible debentures. Under the terms of the agreement, Cornell Capital Partners sold common shares sufficient to reduce the debt by $150,000.

•  The Company has the option to pay the debentures plus accrued interest on the due date above, or at the option of the holder of the convertible debentures they may be converted to common stock of the Company at the option price of either 120% of the stock market price at the date of the execution of the Convertible Note, or at any time based on 80% of the 5 day price of the stock prior to the conversion date election, at a price whichever is lower. In accordance with EITF 00-27 and 98-5 the Company will record the beneficial conversion amount at the date of conversion since such amounts cannot be determined until then.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

5.	LOANS AND OTHER OBLIGATIONS PAYABLE (continued)

Standby Equity Distribution Agreement

On February 2, 2004 the Company filed a SB-2 registration statement in order to register 60,000,000 common shares under the Equity Line of Credit and a revised SB-2 registration statement was filed March 15, 2004 and became effective May 12, 2004.

The revised Equity Line of Credit (now called the “Standby Equity Distribution Agreement” or “SEDA”) provides that we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance.

6.	Capital Assets

The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.

June 30, 2005

Description of Asset	Cost or initial Valuation Basis	Additions	Disposals	Accumulated Depreciation	Net Book Value
Computers and Equipment	$316,105	23,297		99,668	239,734
Computer Software	38,200	36,130		22,114	52,216
Switch Equipment	138,535	8,819	1,500	36,127	109,727
Switch Equip. Internet	2,956			700	2,256
Leasehold Improvements	25,043	445		5,401	20,087
Office Equip.	13,512	2,460	3,000	3,300	9,672
	$534,351	71,151	4,500	167,310	433,692

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

6.	Capital Assets (continued)

June 30, 2004

Description of Asset	Cost or initial Valuation Basis	Additions	Impairment (Note a)	Accumulated Depreciation	Net Book Value
Computers and Equipment	$466,416	49,827	200,137	25,185	290,921
Computer Software	113,229	28,388	103,417	2,163	36,037
Switch Equipment	109,969	1,332	56,411	27	54,863
Switch Equip. Internet	328,719	79,194	321,312	6,475	80,126
Furniture and Fixtures	17,211	0	17,211	0	0
Leasehold Improvements	40,317	25,043	40,318	333	24,709
Dialers	27,883	0	27,883	0	0
Office Equip.	10,352	3,892	732	822	12,690
	$1,114,096	187,676	767,421	35,005	499,346

Note (a): The initial values that were set for the Fixed Assets purchased from Fox Communications, Inc., based on internal valuations of said assets. Further, the Company was provided a detailed list of assets by Fox Communications for which a number of items could not be specifically identified. The Company engaged an outside valuation firm to provide values necessary to price the transferred assets, however, there were a substantial amount of “unvalued” items since they could not assess value. The Company then proceeded to identify the assets that were physically on hand after the Fixed Assets were transferred to the new operating facility as well as those that were identifiable at the Company’s network operating center (“NOC”). The values placed on these items were primarily those items that were specifically identified with a corresponding lease obligation. In addition, the current items also include assets purchased subsequent to January 2, 2004. The initial valuation that was set up for the March 31, 2004 financials, the additions at cost and the impairment to the initial balances are identified in the above schedule. The Fixed Assets have been adjusted to reflect the impairment charge to the carrying values.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

7.	Acquired Customer list

The following table presents the components of the Company’s acquired definite life intangible assets and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of June 30, 2005:

	Initial Carrying Value	Impairment	Sale of Long Distance	Accumulated Amortization	Net Carrying Value
Acquired Customer List for Telephony and ISPs	$4,518,428	2,654,428	260,707	499,264	1,104,029

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

Acquisition-related amortization in the Consolidated Statements of Operations for the year ended represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets consist of customer lists and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscribers of ISPs, but exclude any acquired hardware and software. Generally, definite life intangible assets are amortized on a straight-line basis over five years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $78,216 every three-month period and for the years ending June 30, 2005 through June 30, 2009 as follows:

Year Ending June 30, 2006	$312,684
Year Ending June 30, 2007	$312,684
Year Ending June 30, 2008	$312,684
Year Ending June 30, 2009	$165,437
Total	$1,104,029

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

8.	LEASE COMMITMENTS

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

The sub-lease is for 11,046 sq. ft. with an expiration date of October 31, 2007 with an initial lease rate of $12,427 per month with periodic increases up to $15,188 per month through the lease termination date.

The lease commitments through the lease terms of all leases are as follows:

Year 2006	$160,172
Year 2007	176,736
Year 2008	60,752
Total	$397,660

In addition to the above, the Company leases on a month to month basis a cage to house our Network Operating Center (“NOC”) at the Westin Building, suite 3360 Cage B, 2001 Sixth Ave, Seattle, WA. The monthly rent is $6,533. The Company also leases on a month to month basis a working office at Suite 3340, next to the NOC, at the monthly rate of $818.

The Company is behind approximately ten months in its rental obligations for its current office space and is in default on this lease. The failure to bring this leasehold obligation current may result in the landlord evicting the Company from its current office space and the Company not being able to find adequate alternative space from which to continue in business.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

9.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At June 30, 2005 the Company had remaining stock options (24,754,600) and warrants (20,836,325) totaling 45,590,925 common shares that has been granted to various employees, directors, consultants and lenders at prices ranging from $.02 to $.75 per share. During the year ended June 30, 2004 options were issued to 2 former directors totaling 920,000 common shares at a price of $.11 per share. As part of the purchase of assets of Fox Communications, Inc., options were issued to key employees totaling 10,375,000 common shares at a price of $.11 per share, vesting quarterly over the term of four years as long as they continued as employees of the Company. Upon termination, vested options may be exercised within 90 days or they are determined to be expired. Total options granted and outstanding at June 30, 2005 total 24,754,600 at exercise prices ranging from $.02 to $.40 plus warrants issued totaling 20,836,325 which provide for the purchase of common shares on a 1 to 1 basis at prices ranging from $.11 to $.75 per share. At June 30, 2005 there were a total of 22,378,216 options and 20,836,325 warrants vested.

10.	RELATED PARTY TRANSACTIONS

Consulting Fees

Until April1, 2005 the Company had consulting agreements with its President, two Vice Presidents, its Secretary/Treasurer, and a major shareholder. Consulting fees paid or accrued to these stockholder/officers for the year ended June 30, 2005 totaled $993,000 ($292,223 as reported in 2004). Mr. Cole, Mr. Smith and Mr. Caldwell have verbal contracts in place that have provided for monthly remuneration commencing at the rate of $120,000 for Mr. Cole and Mr. Smith, $84,000 for Mr. Caldwell plus a bonus to Mr. Smith of $33,500 for previous years work completed. The Company is obligated to pay Mr. Buffmire, president and CEO the sum of $15,000 per month effective as of June 15, 2005. All officers will accrue unpaid wages, without interest, until paid. Although Mr. Haberman’s annual remuneration is set at $120,000 he received a bonus of 12,700,000 common shares valued at $508,000. The annual base rates are listed below.

Mr. Andrew Buffmire President and CEO	$180,000
Mr. King Cole, Vice President	$120,000
Mr. Leon Caldwell, Secretary/Treasurer	$84,000
Mr. Shane Smith, Chairman of Board/Vice President	$120,000
Mr. Jeffrey Haberman, founder and consultant	$120,000

Unpaid cumulative wages and fees to stockholder/officers at June 30, 2005 are as follows:

Mr. Andrew Buffmire, President and CEO	$7,500
Mr. King Cole, Vice President	124,110
Mr. Leon Caldwell, Secretary/Treasurer	107,800
Mr. Shane Smith, Chairman of Board/Vice President	105,071
Mr. Jeffrey Haberman, founder and consultant	142,584
Total unpaid wages and consulting fees	$487,065

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

10.	RELATED PARTY TRANSACTIONS (continued)

The Company is indebted to Mr. Haberman in the form of four notes payable, one in the amount of $153,700 at a rate of 10% a second note in the amount of $20,000 at a rate of 12%, a third note in the amount of $51,184 at a rate of 4%, and a final note in the amount of $61,056 also at 4%. All notes are due on demand and the last two notes are convertible into stock at the rate of $.04 per share at the holders’ option.

11.	INCOME TAXES

At June 30, 2005, the Company had a net operating loss carryforward for Federal tax purposes of approximately $20,719,000. These carryforwards begin to expire in 2020. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

The Company provides for deferred taxes based on the difference between the basis of assets and liabilities for financial reporting purposes and the basis for income tax purposes, calculated using enacted rates that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets are as follows:

As of June 30	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$7,251,549	5,510,003
Valuation allowance	(7,251,549)	(5,510,003)
Net deferred taxes	$–	$–

The reconciliation of the income tax provision (benefit) calculated using the Federal statutory rates to the recorded income tax provision are as follows:

Year ended June 30	2005	2004

Expected tax benefit at 35% of pretax income	$(1,741,546)	(3,938,452)
Tax benefit not recognized due to valuation allowance	1,741,546	3,938,452
Total tax benefit	$–	$–

State taxes in Washington state are paid as Business and Occupation taxes and are based on gross revenues. The total paid for the year by Ecuity Advanced Communications was nil as prior years credits were utilized in the current year.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

12.	STOCK BASED COMPENSATION

The Company has an incentive stock option plan, which includes substantially all employees. A total of 24,754,600 shares of common stock are subject to the plan. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, however, incentive stock options may only be granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of the Company, in which case the term will be for five years from the date of the grant. The per share exercise price shall be determined by the administrator of the plan, but in no case shall it be less than fair market value.

The Company applies Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees in accounting for this plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company’s stock option plan been determined based upon the fair value at the grant date for awards under this plan according to the method prescribed under Statement of Financial Accounting Standards No. 123 - Accounting for Stock Based Compensation Plans, the Company’s net loss would not have increased materially for the years ended June 30, 2005 and 2004.

Capital stock is issued to consultants and non-employees from time to time in exchange for services performed for the Company. The cost of the services is charged to operations and additional paid-in capital is increased by the excess of the cost of the services over the par value of the common stock issued. In addition, under SFAS No. 123 the Company is required to calculate the option value of stock options and warrants issued to non-employees using the Black Scholes Merton formula. Under this method, issued options and warrants were determined to have no cost to the Company in 2005 and a cost to the Company of $199,856 in 2004.

During the year, the Company issued 30,947,954 shares of common stock for services amounting to $1,190,426as follows:

Number of Determination of Name/Definition of Service Date Shares Value of Service

Person/Class	# of Shares issued	Consideration (Value of Service)	Date of Transactions	Description of Services Rendered
Jeff Haberman	12,700,000	$508,000.00	Jan. - Feb. 2005	Bonus for Lender Support
Jeff Galpern	5,545,454	$248,126.00	July 2004	Planning, and financial consulting
Individuals	1,412,500	$61,750.00	September 2004	Loan Fees
Jack Orr, Esq.	600,000	$24,000.00	January 2005	Legal Fees
Individuals	10,690,000	$348,550.00	Aug. 2004 to March 2005	Consulting

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

12.	STOCK BASED COMPENSATION (continued)

Changes in outstanding stock options are as follows:

		PRICE	WEIGHTED
	SHARES	RANGE	AVERAGE

Balance, June 30, 2003	8,046,514	$0.0001-0.40	$0.08

Granted	13,700,459	.02-.36	.107
Exercised	(4,472,219)	.0001	.0001
Expired	(707,654)	.0001-.40	.19

Balance, June 30, 2004	16,567,100	.02-.40	.118

Granted	22,080,834	.02 - .20	.030
Exercised
Expired	(13,893,334)	.10 - .11	.011

Balance, June 30, 2005	24,754,600	.02-.40	.058

As at June 30, 2005, stock options outstanding are as follows:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
		WEIGHTED			WEIGHTED
PRICE		AVERAGE	PRICE		AVERAGE
RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE

$0.02-0.40	24,754,600	$0.058	$0.2-.040	22,378,216	$0.055

As at June 30, 2005, warrants to purchase common shares outstanding are as follows:

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
		WEIGHTED			WEIGHTED
PRICE		AVERAGE	PRICE		AVERAGE
RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE

$0.06-0.75	20,836,325	$0.138	$0.6-.075	20,836,325	$0.138

As at June 30, 2004, stock options outstanding are as follows:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
		WEIGHTED			WEIGHTED
PRICE		AVERAGE	PRICE		AVERAGE
RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE

$0.02-0.40	16,567,100	$0.118	$0.2-.040	7,777,444	$0.130

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

12.	STOCK BASED COMPENSATION (continued)

As at June 30, 2004, warrants to purchase common shares outstanding are as follows:

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
		WEIGHTED			WEIGHTED
PRICE		AVERAGE	PRICE		AVERAGE
RANGE	NUMBER	PRICE	RANGE	NUMBER	PRICE

$0.06-0.75	5,336,325	$0.295	$0.6-.075	4,586,325	$0.221

The value of options granted under the stock option plan during 2004 and 2005 is $Nil. Accordingly, no adjustment would be made to earnings calculated under the alternative method of accounting for stock options described in SFAS No. 123 - “Accounting for Stock Based Compensation”.

13.	DISCONTINUED OPERATIONS

A portion of the Company’s revenue was generated by landline conferencing services. In order to bundle the VoIP services for conference calling, the Company sold off its traditional landline conference calling services (effective July 7, 2004) that were purchased as part of the Fox asset purchase agreement. Although the traditional landline conferencing services were profitable, the Company anticipated that the margins would be declining and would not be a fit with the marketing of our VoIP technology and the related enhanced conferencing features. The revenues and cost of sales associated with these EAC services have been reported as a discontinued operation at June 30, 2004.

14.	COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability in the amount of $100,000 for a letter of credit put in place by a shareholder. This letter of credit is for the benefit of EAC for a deposit to a vendor, Electric Lightwave.

The Company currently has approximately $1,979,600 of outstanding obligations owed to our various trade vendors of which approximately $1,734,600 is past due. The Company also has approximately $843,360 in additional defaulted lease obligations. Our default on these obligations is substantial and could have a severe impact on our business and could give rise to additional claims, foreclosures or litigation the result of which could force us out of business.

Ecuity currently has an insufficient amount of authorized shares to enable the Company to raise financing through the issuance of stock. The Company currently has 271,663,944 shares of common stock outstanding. There are an additional 114,269,958 shares issued but not outstanding held in escrow for the benefit of Cornell Capital Partners, LP (“Cornell Capital Partners”) as security for certain obligations owed by the Company to Cornell (the “Escrow Shares”). The Company has also entered into a series of contingent contractual and other commitments for the issuance of additional shares and options to purchase additional shares subject to the availability of those shares and, as required, future shareholder action. These commitments include the remaining 14,066,098 and such additional shares and options as may be authorized by future shareholder action. This means that the Company does not have additional shares of stock to raise financing without an affirmative vote of a majority of our outstanding shareholders to approve any increase in authorized shares. Based on the current shares that we may have available the Company does not believe that it has sufficient shares to raise adequate financing. In order to increase our authorized stock to an amount that is sufficient to allow us to raise financing we would have to receive the affirmative vote of a majority of our outstanding shareholders to approve any increase in authorized shares. If we are unable to obtain such approval we will be unable to increase our authorized stock to a sufficient number that would allow us to raise financing to fund our operations. In addition, even if such amount of authorized stock was increased to a sufficient number that would allow the Company to raise financing to fund our operations, the obtaining of this financing from third party sources may be precluded or limited by the terms and conditions of the Cornell financing documents.

15.	CONCENTRATION OF SALES AND PURCHASES

The Company’s subsidiary, Ecuity Advanced Communications has no customers that exceed ten (10%) percent of annual sales, however, there are two vendors with purchases that exceed ten (10%) percent of the cost of sales. These vendors and their purchase amounts are as follows:

QWEST	$448,157

Electric Lightwave	$638,906

16.	SUBSEQUENT EVENTS

Ecuity Advanced Communications has successfully concluded a Sale-Leaseback transaction with Cornell Capital Partners effective 8/31/05.  Under the terms of the transaction Cornell has provided Ecuity with a $600,000 financing in exchange for purchase of Ecuity's network operating center (NOC) located in Seattle, Washington and is leased back to the Company.  In combination with the sale, Ecuity will continue to have 100% control of the NOC assets per the terms of an equipment lease executed between the parties.  Further, per the lease terms Equity ultimately regains full ownership of the assets upon conclusion of the lease term or a redemption per the terms of the agreement.

On November 7, 2005 the Company entered into a preliminary letter of intent (Digitaria LOI) with Digitaria Communications Networks, LLC (“Digitaria”) under the terms of which Digiteria will seek to acquire over fifty percent (50%) of the Stock of Ecuity thus leading to a change of control of Ecuity. Execution of the acquisition of over fifty percent (50%) of the Stock of Ecuity by Digiteria will be contingent upon Digiteria completing a fund raising that will allow Digiteria to raise the funds necessary to make this acquisition. Digitaria also stated its intention to seek to purchase the interest of Cornell Capital, Ecuity’s senior secured lender, and to provide future funding to the operations of Ecuity as debt or equity or prepaid services. As part of the Digiteria LOI Ecuity and Digiteria set forth the intention of the parties for Ecuity to provide VoIP and other telecommunications services under an exclusive services agreement to provide services to Fiber To The Premise (FTTP) communities that may be developed by or through Digitaria. Jeffrey Haberman executed the Digitaria LOI on behalf of Digitaria. It is the understanding of the Company that the principals of Digitaria include a number of individuals and entities experienced in real estate and land development. The Company cannot adequately assess at this time whether or not the transaction contemplated under the terms of the Digitaria LOI will be funded and/or completed and, if so, when.

Subsequent to the signing of the Digitaria LOI, at the request of Digiteria, the following principals of Digitaria were appointed to the Board of Directors of the Company by a unanimous consent: Jeffrey Haberman, John Peterson, and Robert Terhune. In addition current director Shane Smith was appointed Chairman of the Board and Jeffery Haberman was appointed Vice Chairman.