Form 10QSB
period 2005-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2005-11-22
CIK 1082673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period        to

Commission File Number 0-26709

ECUITY, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Bellevue Way NE, Suite 600, Bellevue, WA 98004

(Address of principal executive offices)

(425) 562-2900

Issuer's telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 271,663,944 shares of $0.001 par value common stock outstanding as of November 7, 2005.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheet as of September 30, 2005 (unaudited)	1

	Consolidated Statements of Operations for the 3-month periods ended September 30, 2005 and September 30, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the 3-month periods ended September 30, 2005 and September 30, 2004 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Deficit for the year ended June 30, 2005 and the 3 months ended September 30, 2005 (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	25

Signatures		12

Certifications		13

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2005
(unaudited)

September 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$32,420
Accounts Receivable, net of allowance of $ 50,087 at September 30, 2005	437,735
Prepaid expenses	74,570
Inventory	800
Total Current Assets	545,525

Deposits	96,128
Property and equipment, net	413,362
Acquired customer list, net of amortization	1,025,813

Total Assets	$2,080,828

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
September 30, 2005
(unaudited)

September 30, 2005
LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Loans payable	$3,127,778
Loans payable - related parties	520,571
Current portion of Capital Lease and Long-term Debt	158,238
Bank overdraft	50,594
Accounts payable and accrued liabilities	4,228,990
Deposits and advance billings	183,537
Total Current Liabilities	8,269,708
Long-Term Liabilities:
Note Payable	1,450,000
Capital Lease and Long-term Debt, net of current portion	458,552
Total Liabilities	10,178,260
SHAREHOLDERS’ DEFICIT
Share Capital:
Authorized: 200,000,000 common shares, par value $0.001 per share
Issued and outstanding:
271,913,944 common shares outstanding at September 30, 2005	271,914
Additional paid-in capital	12,874,676
Additional paid-in-capital stock options issued	211,378
Deficit	(21,455,400)
Total Shareholders’ Deficit	(8,097,432)

Total Liabilities and Shareholders’ Deficit	$2,080,828

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the 3-month periods ended September 30, 2005 and 2004
(unaudited)

	Three Months Ended
	September 30
	2005	2004

Revenues	$669,306	731,042

Cost of revenues	398,234	578,390

Gross margin	271,072	152,652

Operating expenses
Selling expenses	104,116	251,558
Amortization of Customer List	78,216	78,216
Depreciation and amortization	32,564	33,064
General and administrative expenses	653,285	1,259,155

Total operating expenses	868,181	1,621,993

Operating loss	(597,109)	(1,469,341)

Other income (expense):
Gain on extinguishment of debt	48,291	0
Other miscellaneous income	20,575	0
Interest expense	(208,446)	(77,348)

Total other income (expense)	(139,580)	(77,348)

Net loss	$(736,689)	(1,546,689)

Basic (loss) per share	$(0.003)	$(0.01)

Weighted Average Number of Common Shares Outstanding	269,242,358	126,338,848

Diluted (loss) per share (a)	n/a	n/a

Diluted weighted average shares outstanding	n/a	n/a

(a)The calculation for fully diluted loss share is not made, as the result would be anti-dilutive.

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 3-month periods ended September 30, 2005 and 2004
(unaudited)

	Three Months Ended
	September 30
	2005	2004
Cash Flows From Operating Activities
Net loss	$(736,689)	$(1,546,689)
Adjustments To Reconcile Net Loss To Net Cash From Operating Activities
Depreciation and amortization	110,780	111,280
Stock issued for other than cash	56,599	412,500
Gain on non-cash extinguishment of debt	(34,812)	0
Deferred compensation	0	4,721
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(12,834)	286,621
Increase in deposits	0	(75,936)
Increase in inventory	0	(800)
Decrease (increase) in prepaid expenses	(53,043)	7,997
Increase in payable and accrued liabilities	79,781	336,192
Decrease in deposits on advanced billings	(51,023)	(55,432)
Cash used by operating activities	(641,241)	(519,546)

Cash Flows from Investing Activities
Purchase of property and equipment	(12,234)	(31,530)
Acquisition of Notes Receivable	0	(25,000)
Cash from investing activities	(12,234)	(56,530)

Cash Flows from Financing Activities
Proceeds from loans and Capital Leases	650,000	510,134
Payments on loans payable	(34,979)	(133,333)
Sale of common stock for cash	0	130,000
Repurchase of common stock for cash	(30,000)	0
Payments for Capital Leases	(15,654)	(27,851)
Cash provided (used) by financing activities	569,367	478,950

Net Increase (Decrease) In Cash	(84,108)	(97,126)
Cash And Cash Equivalents, Beginning Of Year	116,528	107,695
Cash And Cash Equivalents, End Of Year	$32,420	$10,569

Interest paid during the periods	$39,559	$19,802

Supplementary non cash activity:
During the quarter ended September 30, 2004, the Company sold its conferencing division for the carrying amount of $260,707. Such amount was included in Accounts Receivable at September 30, 2004.

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended June 30, 2005 and the 3 months ended September 30, 2005 (unaudited)

			ADDITIONAL	PAID-IN-CAPITAL
			PAID-IN-	STOCK
	SHARES	AMOUNT	CAPITAL	OPTIONS ISSUED	DEFICIT	TOTAL
Balance, June 30, 2004	113,260,948	$113,261	8,601,184	199,856	(15,742,867)	(6,828,566)
Shares for debt extension	1,000,000	1,000	169,000			170,000
Sale of common stock (cash)	33,530,414	33,530	554,470			588,000
Sale of common stock Credit Line/debentures	85,080,894	85,081	2,406,851			2,491,932
Vested options				9,442		9,442
Stock options issued				2,080		2,080
Shares issued for services	30,947,954	30,948	1,159,478			1,190,426
Shares issued for Collateral	3,900,000	3,900	(3,900)			-
Net loss					(4,975,844)	(4,975,844)
Balance, June 30, 2005	267,720,210	267,720	12,887,083	211,378	(20,718,711)	(7,352,530)
Shares issued for loan fees	5,000,000	5,000	45,000			50,000
Shares cancelled for services	(381,266)	(381)	(34,431)			(34,812)
Debt converted to stock	325,000	325	6,274			6,599
Shares repurchased	(750,000)	(750)	(29,250)			(30,000)
Net loss (3 months)					(736,689)	(736,689)
Balance, September 30, 2005	271,913,944	$271,914	12,874,676	211,378	(21,455,400)	(8,097,432)

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements as of September 30, 2005 and for the 3-month periods ended September 30, 2005 and 2004 included herein have been prepared by Ecuity, Inc. (“Ecuity”, or “Company”) and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Some items in the September 30, 2004 financial statements have been reclassified to conform to the presentation in the September 30, 2005 financial statements.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ended June 30, 2005.

2.	LOANS AND OTHER CONTRACTUAL OBLIGATIONS PAYABLE

September 30, 2005
Loan due to bank - defaulted in year 2001 (unsecured)	$155,666
Unsecured loans, payable on demand, with interest at 12% to 18% per annum - non related parties	927,975
Related Parties - with interest ranging from 4% to 18%	520,571
Promissory notes to Cornell Capital at 12% per annum	1,950,000
Contract for advance against lock box receipts	94,137
Total Current Loans Payable	$3,648,349

Current portion of secured debt to Cornell Capital	$138,983
Current portion of capital lease obligation	19,255
Total current portion of Capital Lease and Long-term Debt	$158,238

Long term portion of note due to Fox Communications	$1,450,000
Long term portion of secured debt to Cornell Capital	450,923
Long term portion of capital lease obligation	7,629

In Addition to the table above:

The Company signed an employment contract with Mr. Andrew Buffmire to be the Company’s CEO on May 20, 2005. The contract stipulated the starting annual wage to be $180,000. Subsequently an Amendment was signed on July 24, 2005 that reduced Mr. Buffmire’s annual

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2005

salary to $144,000 until the Company reaches positive cash flow from operations, at which time the salary would revert back. As the Company was able to only partially pay Mr. Buffmire his full or reduced salary, he is owed $26,250 in accrued salary as of September 30, 2005. As of November 15, 2005, the accrued salary totals $44,250.

The Amendment also stated that if the Company is unable to fully pay his salary at this new level within 30 days of the due date of that salary, Mr. Buffmire shall, in lieu of any such shortfall, receive fifty percent (50%) of such shortfall in the form of shares of stock in the Company at a value equal to the closing price of the Company’s common stock on the date of the execution of the Amendment. Mr. Buffmire will also be issued warrants equal to the number of shares issued at the same closing price. As of September 30, 2005, Mr. Buffmire is owed 585,936 shares and an equal number of warrants. Subsequently an additional 187,500 of shares and an equal number of warrants have come due. The issuance of these shares and warrants is contingent upon the shareholder’s approval of the increase in the Company’s authorized shares.

3.	Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the periods presented.

4.    Capital Assets

The following table sets forth the capital assets of the Company and its wholly-owned subsidiaries.

September 30, 2005

Description of Asset	Value after Impairment
Computers and Equipment	$323,440
Computer Software	80,516
Switch Equipment	152,698
Leasehold Improvements	25,488
Office Equipment	31,094

613,236
Accumulated Depreciation and Amortization	(199,874)
Net Book Value	$413,362

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2005

5.     Acquired Subscriber Base

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheet as of September 30, 2005:

	Carrying Value after Impairment	Reduction for sale of Conference Calling	Accumulated Amortization	Net Carrying Value

Acquired Customer List for Telephony and ISPs	$1,864,000	260,707	577,480	1,025,813

6.	Subsequent Events

On November 4, 2005, the Board of Directors adopted a resolution by unanimous consent to create an Office of the President, which is comprised of individuals appointed by the Board, and chaired by the CEO of the company to act as a senior management committee. The members of this office shall be collectively responsible for the key executive management decisions related to new initiatives, which shall be decided by a simple majority of the members. The initial members of the Office of the President shall be Andrew Buffmire, CEO, King Wm. S. Cole, Jeffrey Haberman, Shane Smith, and John Peterson. This office was created to provide a mechanism for sharing possible management liability risk and financial exposure given the current financial status of the Company.

7.    Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management is pursuing sufficient funding to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain operations and meet debt service obligations, the Company needs to raise a minimum of $2,500,000 over the next 12 months or renegotiate the terms of its current debt obligations, which may result in a lesser amount being required. While it was expected that the Company would be able to raise these funds through its Equity Line of Credit Agreement with Cornell Capital Partners, LLC under which it may obtain up to $20,000,000 in equity financing, the Company’s current stock price may effectively preclude this alternative, requiring the need to raise funds through additional debt instruments or pursuant to a merger, restructuring or other strategic change in corporate

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2005

structure. Additionally, without a substantial amount of financing within the next three (3) months, the Company may have to curtail or cease operations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The $2.5 million will provide for our short-term obligation to reduce some of our debt by $1 million, pay certain obligations as they become due and provide working capital, until such time as net profits from operations are sufficient to maintain a positive cash flow and allow sufficient time to implement our business plan for ongoing operations. The Company is continuing its efforts to obtain long-term funding through equity or debt sources to obtain this $2.5 million that management estimates necessary for ongoing operations. The receipt of additional equity will require shareholder action.

There can be no assurance, however, that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ECUITY is a facilities-based telecommunication carrier providing Voice over Internet Protocol (“VoIP”) service offerings as well as legacy telecommunication services. ECUITY currently provides VoIP services over FTTP including fiber to residences and businesses, VoIP over WiFi (VoWiFi), Business VoIP Services including IP-PBX and IP-Centrix solutions, “SmartCall” VoIP services utilizing a downloadable soft-client on a customer’s PC or other Windows™-compatible computing device, and conference calling.

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

ECUITY, INC. AND SUBSIDIARIES

Plan of Operations

Our plan of operations for the next twelve months is to obtain additional financing to maintain and develop the Company’s operations.

On November 7, 2005 the Company entered into a preliminary letter of intent (Digitaria LOI) with Digitaria Communications Networks, LLC (“Digitaria”) under the terms of which Digiteria will seek to acquire over fifty percent (50%) of the Stock of Ecuity thus leading to a change of control of Ecuity. Execution of the acquisition of over fifty percent (50%) of the Stock of Ecuity by Digiteria will be contingent upon Digiteria completing a fund raising that will allow Digiteria to raise the funds necessary to make this acquisition. Digitaria also stated its intention to seek to purchase the interest of Cornell Capital, Ecuity’s senior secured lender, and to provide future funding to the operations of Ecuity as debt or equity or prepaid services. As part of the Digiteria LOI, Ecuity and Digiteria set forth the intention of the parties for Ecuity to provide VoIP and other telecommunications services under an exclusive services agreement to provide services to Fiber To The Premise (FTTP) communities that may be developed by or through Digitaria. Jeffrey Haberman executed the Digitaria LOI on behalf of Digitaria. It is the understanding of the Company that the principals of Digitaria include a number of individuals and entities experienced in real estate and land development. The Company cannot adequately assess at this time whether or not the transaction contemplated under the terms of the Digitaria LOI will be funded and/or completed and, if so, when.

We anticipate that a minimum of $2.5 million will be required to sustain existing operations for the next 12 months from the balance sheet date and to sustain corporate operations, which are segregated from its EAC subsidiary operations. Currently, revenue in EAC is insufficient to provide for all operating costs, including payroll, rent, selling expenses and costs of sales. Net operating losses for the 3-month period indicate that EAC requires an amount in excess of $130,000 per month as additional funds to support the negative operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc., has no direct income, therefore unless subsidiary revenues are available to use by Corporate, there is approximately a $40,000 per month shortfall for cash to pay corporate administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $7,724,183 at September 30, 2005 from a deficit of $7,523,191 as of June 30, 2005. In the 3-month period, cash decreased by $84,108, prepaid expenses, primarily related to the prepayment of debt service, increased by $53,043, accounts payable and bank overdraft increased by $79,781, and short-term debt increased by $154,003.

ECUITY, INC. AND SUBSIDIARIES

In the 3-month period ended September 30, 2005, we incurred a net loss of $736,689 compared to a loss of $1,546,689 for the same period in 2004. The Company’s revenue for long distance and Internet service decreased in the current 3-month period compared to the same period in 2004 due to the loss of customers and related revenue resulting from the recurring failures of the Company’s Coppercom switch in early 2004. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit to $271,072 in the current 3-month period compared to $151,652 for the same period in 2004. The decreased loss between the 3-month periods also resulted from reduced expenditures for salaries, rent, and advertising in the current year. In addition, expense for issued stock for services amounted to $50,000 in 2005 compared to $412,500 for the same 3-month period in 2004. Interest expense for 2005 was $208,446 compared to $77,348 for the 3-month period last year.

Revenues from the Fox asset purchase are recognized by our wholly owned subsidiary, Ecuity Advanced Communications, Inc. Ecuity's business is primarily related to long distance services, Internet server provider (ISP), conference calling, and web hosting. The ISP hosting line is sold on a monthly, quarterly and annual subscription basis with fees for services billed to the customer and paid in advance. This cash is received and recorded to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay current operating expenses. The Company’s long distance services are billed in arrears based on actual usage based on agreed upon service plans. Appropriate Federal, state and other fees are added to the service minutes and are billed to the customer using an automated billing system.

All of the Company's sales revenues from billed services flow through accounts receivable.

Results of Operations

The unaudited financial statements presented herein include the Consolidated Statements of Operations for the three-month periods ended September 30, 2005 and 2004, and the Consolidated Balance Sheet at September 30, 2005. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated.

In the 3-month period ended September 30, 2005, we incurred a net loss of $736,689 compared to a loss of $1,546,689 for the same period in 2004. The Company’s revenue for long distance and Internet service decreased in the current 3-month period compared to the same period in 2004 due to the loss of customers and related revenue resulting from the recurring failures of the Company’s Coppercom switch in early 2004. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit to $271,072 in the current 3-month period compared to $151,652 for the same period in 2004. The decreased loss between the 3-month periods also resulted from reduced expenditures for salaries, rent, and advertising in the current year. In addition, expense for issued stock for services amounted to $50,000 in 2005 compared to $412,500 for the same 3-month period in 2004. Interest expense increased to $208,446 for the three months ended September 30, 2005 from $77,348 for the three months ended September 30, 2004 primarily as a result of increased debt outstanding.

ECUITY, INC. AND SUBSIDIARIES

Since incorporation, we have funded our operations through private loans and equity financings. At September 30, 2005, our total assets were $2,080,828, consisting of cash of $32,420, accounts receivable, net of $437,735, other current assets of $75,370, property and equipment of $413,362, non-current deposits of $96,128 and the purchased subscriber list of Fox Communications in the amount of $1,025,813 (net of amortization of $577,480 and a reduction from the sale of the conferencing services of $260,707). Total liabilities amounted to $10,178,260, consisting primarily of accounts payable and accrued liabilities of $4,228,990, a bank overdraft of $50,594, deposits on advanced billings of $183,537, loans and notes payable and capital lease obligations of $5,559,473, and a defaulted bank loan payable of $155,666. Total liabilities of $890,884, including the defaulted bank loan payable of $155,666, are liabilities of the Company’s inactive subsidiary, Y3K, Inc.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a small business issuer, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the Company's first fiscal year beginning after December 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to unvested options granted prior to the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the third quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective and retrospective adoption methods. Under the modified retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

ECUITY, INC. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings: There has been no change in legal proceedings since the filing of the 10KSB for the year ended June 30, 2005.

Item 2. Changes in Securities:

During the quarter, 4,193,734 net new shares of common stock were issued (and canceled) as follows:

ECUITY, INC. AND SUBSIDIARIES

Person/Class	# of Shares Issued	Consideration (Value of Service)	Date of Transaction	Description of Services Rendered
Cornell Capital	5,000,000	$50,000	September 1, 2005	Loan Fee for Lease Transaction
Shares canceled	(381,266)	(34,812)	September 1, 2005	Consulting fees not rendered
Individual	325,000	6,599	July 6, 2005	Conversion of debt
Fox Communications	(750,000)	(30,000)	July to Sept. 2005	Repurchase of shares held by Fox

Item 3. Defaults Upon Senior Securities -  None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information -  None.

Item 6. Exhibits
Index to Exhibits:

31.1	Certification by Andrew Buffmire
31.2	Certification by Leon Caldwell
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECUITY, INC.

Date: November 21, 2005	By:	/s/ Andrew Buffmire
Andrew Buffmire, President