Form 10QSB
period 2005-12-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2006-03-24
CIK 1082673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes      ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 266,413,944 shares of $0.001 par value common stock outstanding as of March 22, 2006.

PART I .	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheet as of December 31, 2005 (unaudited)	1

	Consolidated Statements of Operations
	for the 3-month and 6-month periods ended
	December 31, 2005 and December 31, 2004 (unaudited)	3

	Consolidated Statements of Cash Flows
	for the 6-month periods ended
	December 31, 2005 and December 31, 2004 (unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Deficit
	for the year ended June 30, 2005
	and the 6 months ended December 31, 2005 (unaudited)	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

Certifications		17

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005
(unaudited)

December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$11,053
Accounts Receivable, net of allowance of $ 47,458 at December 31, 2005	497,745
Prepaid expenses	27,222
Inventory	800
Total Current Assets	536,820

Deposits	96,128
Property and equipment, net	381,540
Acquired customer list, net of amortization	947,597

Total Assets	$1,962,085

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
December 31, 2005
(unaudited)

December 31, 2005
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Loans payable	$3,444,189
Loans payable - related parties	754,071
Current portion of Capital Lease and Long-term Debt	177,907
Accounts payable and accrued liabilities	4,774,395
Deposits and advance billings	154,405
Total Current Liabilities	9,304,967
Long-Term Liabilities:
Note Payable	1,250,000
Capital Lease and Long-term Debt, net of current portion	412,494
Total Liabilities	10,967,461
SHAREHOLDERS’ DEFICIT
Share Capital: Authorized: 400,000,000 common shares, par value $0.001 per share
Issued and outstanding: 266,413,944 common shares outstanding at December 31, 2005	266,414
Additional paid-in-capital	12,810,176
Additional paid-in-capital stock options issued	211,378
Deficit	(22,293,344)
Total Shareholders’ Deficit	(9,005,376)

Total Liabilities and Shareholders’ Deficit	$1,962,085

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the 3- and 6-month periods ended December 31, 2005 and 2004
(unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004

Revenues	$596,001	924,520	1,265,307	1,655,562

Cost of Revenues	418,844	573,385	817,078	1,151,775

Gross Margin	177,157	351,135	448,229	503,787

Operating Expenses:
Selling Expenses	115,009	89,680	219,125	262,074
General and Administrative Expenses	653,827	971,468	1,307,112	2,309,787
Depreciation and amortization	33,345	33,064	65,909	66,128
Amortization of Customer List	78,216	78,216	156,432	156,432

Total Operating Expenses	880,397	1,172,428	1,748,578	2,794,421

Operating loss	(703,240)	(821,293)	(1,300,349)	(2,290,634)

Other income (expense):

Gain on extinguishment of debt	70,905	—	119,196	—
Other miscellaneous income (expense)	(4,990)	—	15,585	—
Interest expense	(200,619)	(325,126)	(409,065)	(402,473)

Total other income (expense)	(134,704)	(325,126)	(274,284)	(402,473)

Net Loss	$(837,944)	(1,146,419)	(1,574,633)	(2,693,107)

Basic (loss) per share	$(0.003)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	267,364,580	164,607,864	267,497,913	164,607,864

Diluted (loss) per share (a)	n/a	$(0.01)	n/a	$(0.01)

Diluted weighted average shares outstanding	n/a	209,161,399	n/a	209,161,399

(a)	The calculation for fully diluted loss per share is not made in 2005, as the result would be anti-dilutive.

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 6-month periods ended December 31, 2005 and 2004
(unaudited)
	Six Months Ended
	December 31
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(1,574,633)	(2,693,107)
Adjustments To Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and amortization	222,341	222,560
Stock issued for other than cash	6,599	433,950
Gain on non-cash extinguishment of debt	(34,812)
Deferred compensation	—	9,444
	(1,380,505)	(2,027,153)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(72,844)	167,987
Increase in deposits	—	(77,293)
Increase in inventory	—	(800)
(Increase) decrease in prepaids	(5,695)	6,034
(Decrease) increase in accounts payable	574,592	1,212,071
Decrease in deposits on advance billings	(80,155)	(83,008)
	(964,607)	(802,162)
Cash Flows from Investing Activities:
Purchase of equipment and property	(13,757)	(32,000)
Acquisition of notes receivable	—	(25,000)
	(13,757)	(57,000)
Cash Flows from Financing Activities:
Proceeds from loans and capital leases	1,029,791	660,548
Payments on loans and capital leases	(106,902)	(515,465)
Sale of common stock for cash	—	694,768
Repurchase of common stock for cash	(50,000)	—
Payments for Capital Leases	—	(50,591)
	872,889	789,260

Net Increase (Decrease) In Cash and Cash Equivalents	(105,475)	(69,902)

Cash and Cash Equivalents, Beginning of Period	116,528	107,695

Cash and Cash Equivalents, End of Period	$11,053	37,793
Interest paid during the periods	$51,266	157,557

Supplementary non-cash activity:
During the 6-month period ended December 31, 2004, the Company sold its conferencing division for the carrying amount of $260,707. Such amount was included in Accounts Receivable at December 31, 2004.
The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended June 30, 2005 and the 6 months ended December 31, 2005 (unaudited)

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN- CAPITAL	PAID-IN CAPITAL STOCK OPTIONS ISSUED	DEFICIT	TOTAL
Balance, June 30, 2004	113,260,948	$113,261	8,601,184	199,856	(15,742,867)	(6,828,566)
Shares for debt extension	1,000,000	1,000	169,000			170,000
Sale of common stock (cash)	33,530,414	33,530	554,470			588,000
Sale of common stock to retire Credit Line/debentures	85,080,894	85,081	2,406,851			2,491,932
Vested options				9,442		9,442
Stock options issued				2,080		2,080
Shares issued for services	30,947,954	30,948	1,159,478			1,190,426
Shares issued for Collateral	3,900,000	3,900	(3,900)			-
Net loss					(4,975,844)	(4,975,844)
Balance, June 30, 2005	267,720,210	267,720	12,887,083	211,378	(20,718,711)	(7,352,530)
Shares cancelled for services	(381,266)	(381)	(34,431)			(34,812)
Debt converted to stock	325,000	325	6,274			6,599
Shares repurchased	(1,250,000)	(1,250)	(48,750)			(50,000)
Net loss (6 months)					(1,574,633)	(1,574,633)
Balance, December 31, 2005	266,413,944	$266,414	12,810,176	211,378	(22,293,344)	(9,005,376)

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

1.  Basis of Presentation

The unaudited consolidated financial statements as of December 31, 2005 and for the 3- and 6-month periods ended December 31, 2005 and 2004 included herein have been prepared by Ecuity, Inc. (“Ecuity”, or “Company”) and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at December 31, 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Some items in the December 31, 2004 financial statements have been reclassified to conform to the presentation in the December 31, 2005 financial statements.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ended June 30, 2005.

2.  LOANS AND OTHER CONTRACTUAL OBLIGATIONS PAYABLE

December 31, 2005
Loan due to bank - defaulted in year 2001 (unsecured)	$155,666

Unsecured loans, payable on demand, with interest at 12% to 18% per annum - non related parties	1,071,596

Related Parties - with interest ranging from 4% to 18%	754,071

Promissory notes to Cornell Capital at 12% per annum	1,950,000
Short-term portion of note payable to Fox Communications	200,000
Contract for advance against lock box receipts	66,927

Total Current Loans Payable	$4,198,260

Current portion of secured debt to Cornell Capital	$158,652
Current portion of capital lease obligation	19,255
Total current portion of Capital Lease and Long-term Debt	$177,907

Long-term portion of note due to Fox Communications	1,250,000
Long-term portion of secured debt to Cornell Capital	$410,424
Long-term portion of capital lease obligation	2,070

In Addition to the table above:
The Company signed an employment contract with Mr. Andrew Buffmire to be the Company’s CEO on May 20, 2005. The contract stipulated the starting annual wage to be $180,000. Subsequently an Amendment was signed on July 24, 2005 that reduced Mr. Buffmire’s annual salary to $144,000 until the Company reaches positive cash flow from operations, at which time the salary would revert back. Mr. Buffmire resigned as CEO effective November 30, 2005. As the Company was able to only partially pay Mr. Buffmire his full or reduced salary, he is owed $50,250 in accrued salary as of December 31, 2005.

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2005

The Amendment also stated that if the Company is unable to fully pay his salary at this new level within 30 days of the due date of that salary, Mr. Buffmire shall, in lieu of any such shortfall, receive fifty percent (50%) of such shortfall in the form of shares of stock in the Company at a value equal to the closing price of the Company’s common stock on the date of the execution of the Amendment. Mr. Buffmire will also be issued warrants equal to the number of shares issued at the same closing price. As of December 31, 2005, Mr. Buffmire is owed 1,526,781 shares and an equal number of warrants. The issuance of these shares and warrants is contingent upon the shareholders’ approval of the increase in the Company’s authorized shares.

3.  Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the periods presented.

4.  Capital Assets

The following table sets forth the capital assets of the Company and its wholly-owned subsidiaries.

December 31, 2005
Description of Asset	Value after Impairment
Computers and Equipment	$323,558
Computer Software	81,921
Switch Equipment	152,698
Leasehold Improvements	25,488
Office Equipment	31,094

614,759
Accumulated Depreciation and Amortization	(233,219)
Net Book Value	$381,540

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2005

5.  Acquired Subscriber Base

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheet as of December 31, 2005:

	Carrying Value after Impairment	Reduction for sale of Conference Calling	Accumulated Amortization	Net Carrying Value

Acquired Customer List for Telephony and ISPs	$1,864,000	260,707	655,696	947,597

6.  Income Taxes

At December 31, 2005, the Company had net operating loss carryforwards for Federal tax purposes of approximately $22,293,000. These carryforwards begin to expire in 2020. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

7.  Subsequent Events

In January 2006, management adopted a formal turn around plan which we believe to have the following effects; to 1) cut the monthly operating cost 2) achieve profitability as quickly as possible and 3) focus on those core areas of our business that provide higher margins and growth.

•
Downsize the Company in order to cut monthly operating cost and achieve profitability as quickly as possible, we have already made cuts and we are in the process of making additional cuts to operating costs.

•
Eliminate unprofitable or marginally profitable products and services such as legacy long distance, and instead, focus on our core business of VoIP telephone and high speed Internet services, which are highly profitable.

•
Increase sales and marketing efforts by 1) focusing on resellers with whom we have a current relationship, 2) increasing focus on direct sales efforts with faster time to revenue, and 3) only develop new channel partners and potential joint venture arrangements that do not require extended marketing efforts.

•	Restructure the balance sheet and overall financial structure of the Company in cooperation with its largest creditors.
•	Raise additional cash through channel partners, joint venture partners and senior debt holders in order to sustain the business operations through to cash flow break even.
•	Achieve a self-sustaining positive cash flow not later than the beginning of calendar Q4 2006.

Since the adoption of the turn around plan, the Company has achieved the following:

1.
It has raised in excess of $500,000 in operating loans from Digitaria Communication Networks, LLC, with whom the Company has an agreement to be the exclusive provider of VoIP telephone services and high speed broadband data services for Digitaria’s fiber to the premises business to master planned communities and apartment and condominium properties. This money has been used to initiate substantial cost cutting measures and to negotiate further restructuring of Ecuity’s financial obligations. The money was raised through convertible demand promissory notes.

2.	It has achieved a reduction in the monthly cost from $170,000 to $100,000.
3.	It is in the process of moving its corporate headquarters to smaller, less expensive office space.

8.   Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management is pursuing sufficient funding to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain operations and meet debt service obligations, the Company needs to raise a minimum of $1,000,000 over the next 9 months or renegotiate the terms of its current debt obligations, which may result in a lesser amount being required. While it was expected that the Company would be able to raise these funds largely through it channel partner, Digitaria Communication Networks, LLC and to a lesser degree through its Equity Line of Credit Agreement with Cornell Capital Partners, LLC under which it may obtain up to $20,000,000 in equity financing, the Company’s current stock price may effectively preclude this alternative, requiring the need to raise funds through additional debt instruments or pursuant to a merger, restructuring or other strategic change in corporate structure. Additionally, without a substantial amount of financing within the next three (3) months, the Company may have to curtail or cease operations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2005

The $1,000,000 will provide for our short-term obligation to reduce some of our debt, pay certain obligations as they become due and provide working capital, until such time as net profits from operations are sufficient to maintain a positive cash flow and allow sufficient time to implement our business plan for ongoing operations. The Company is continuing its efforts to obtain long-term funding through equity or debt sources to obtain this $1,000,000 that management estimates is necessary for ongoing operations. The receipt of additional equity will require shareholder action.

There can be no assurance, however, that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ecuity is a facilities-based telecommunication carrier providing Voice over Internet Protocol (“VoIP”) service offerings as well as legacy telecommunication services. Ecuity currently provides VoIP services over FTTP including fiber to residences and businesses, VoIP over WiFi (VoWiFi), Business VoIP Services including IP-PBX and IP-Centrix solutions.

The Company has implemented its VoIP service and has been able to provide VoIP services to several hundred end-users over various broadband pathways, including wireline broadband, broadband over wireless (WiFi) and Fiber-to-the-Premises (FTTP).  VoIP service offerings from the Company include business-related offerings such as hosted PBX replacement solutions for small business (IP-PBX), hosted IP trunking solutions (IP-Centrix), Remote Office and Mobile Worker solutions, with single or multi-line residential offerings for home offices and basic residential services.  The Company has been able to establish distribution relationships for the delivery of VoIP services through a variety of partnerships, including wholesale and retail channel relationships with Internet Service Providers (ISP) and telecommunications services resellers, a bundled services offering with a telecommunications equipment manufacturer, a voice over WiFi provider with city-wide high speed broadband deployments, and a community-wide VoIP over FTTP service to a large residential development in a suburb of Seattle, Washington.

The Ecuity service offerings are increasingly comprised of its Voice over Internet Protocol (“VoIP”) service offering and high speed broadband Internet services.  Ecuity’s traditional Web-hosting, DSL and dial up Internet services continue to be a source of revenue to Ecuity with adequate margin to justify the delivery of such services. The Ecuity legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband Internet services. Ecuity can currently deliver telecommunications services over virtually any broadband platform and over the PSTN as well as over almost any device.

•	Ecuity’s sales and marketing efforts have primarily targeted four markets:
o	Small and medium sized business market through both direct sales and channel partners.
o	Fiber optic cable networks to the premise to large scale master planned communities, apartment and condominium developments and commercial office buildings.
o	Wholesale voice and data services to WiFi providers to large scale city and community wide WiFi deployment.
o	Wholesale to independent ISP providers.
.
Plan of Operations

Our plan of operations for the next twelve months is to obtain additional financing to maintain and develop the Company’s operations.

In light of Ecuity’s current financial situation with overhead higher than our revenues can support, it was agreed that a change in organizational and reporting structure was required. Ecuity will operate as a flat organization with its management team taking on additional responsibility with all staff having direct line reporting with the turn around Director. Part of this move was the resignation of Andrew Buffmire CEO and Jerry Schwartz COO. An interim President will be announced.

Our current objectives are short term in nature. These objectives are:

•	Preserve a positive cash balance
•	Set up a sustainable business model
•	Return the Company to a positive EBITDA position by the end of 2006

In order to accomplish these objectives we will do the following; reduce general overhead, attempt to sell the assets of and/or discontinue unprofitable product lines, reduce head count, complete a reorganization of the staff, and re-focus our sales efforts.

We will focus our efforts on expanding our VoIP subscriber base through our existing channel partners and service providers. We have already invested a great deal of time, money and other resources into these current relationships. We will not however pursue any new channel partners at this time. Instead our sales efforts will shift to a direct model selling to the small and medium business market. Our belief is that through this plan we can shorten the sales cycle and therefore time to cash collections.

Based on our analysis our legacy business is becoming less and less profitable and in fact volumes are on a steady decline. Focusing on VoIP provides us with our best opportunity for growth.

Although the next few quarters will be difficult, if we have a solid funding plan to get us through our cash shortfall we can continue to grow the business and get to the point where we are self sustaining. Our funding requirement on a move forward basis is a minimum of $1,000,000. Digitaria Communication Networks, LLC has already provided $517,800 of the necessary $1,000,000.

On November 7, 2005 the Company entered into a preliminary letter of intent (Digitaria LOI) with Digitaria Communications Networks, LLC (“Digitaria”) under the terms of which Digitaria will seek to acquire over fifty percent (50%) of the stock of Ecuity thus leading to a change of control of Ecuity. Execution of the acquisition of over fifty percent (50%) of the stock of Ecuity by Digitaria will be contingent upon Digitaria completing a fund raising that will allow Digitaria to raise the funds necessary to make this acquisition. Digitaria also stated its intention to seek to purchase the interest of Cornell Capital, Ecuity’s senior secured lender, and to provide future funding to the operations of Ecuity as debt or equity or prepaid services. As part of the Digitaria LOI, Ecuity and Digitaria set forth the intention of the parties for Ecuity to provide VoIP and other telecommunications services under an exclusive services agreement to provide services to Fiber-to-the Premises (FTTP) communities that may be developed by or through Digitaria. It is the understanding of the Company that the principals of Digitaria include a number of individuals and entities experienced in real estate and land development. The Company cannot adequately assess at this time whether or not the transaction contemplated under the terms of the Digitaria LOI will be funded and/or completed and, if so, when. Digitaria has provided $776,300 operating cash to the Company since October 2005, in return for convertible demand notes, $517, 800 of which has been advanced to the Company since December 31, 2005.

We anticipate that a minimum of $1,000,000 will be required to sustain existing operations for the next 9 months from the balance sheet date and to sustain corporate operations, which are segregated from its EAC subsidiary operations. Currently, revenue in EAC is insufficient to provide for all operating costs, including payroll, rent, selling expenses and costs of sales. Net operating losses for the 3-month period indicate that EAC requires an amount in excess of $70,000 per month as additional funds to support the negative operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc. has no direct income, therefore unless subsidiary revenues are available to use by Corporate, there is approximately a $40,000 per month shortfall for cash to pay corporate administrative expenses.

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

Results of Operations

The unaudited financial statements presented herein include the Consolidated Statements of Operations for the three- and six-month periods ended December 31, 2005 and 2004, and the Consolidated Balance Sheet at December 31, 2005. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated.

In the 3-month period ended December 31, 2005, we incurred a net loss of $837,944 compared to a loss of $1,146,419 for the same period in 2004. The Company’s revenue for long distance and Internet service decreased in the current 3-month period compared to the same period in 2004 due to the loss of customers and related revenue resulting from the recurring failures of the Company’s Coppercom switch in early 2004, as well as legacy Internet dial-up customers moving to cable and DSL service providers. The decreased operating loss between the 3-month periods resulted from reduced expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2005 compared to $21,450 for the same 3-month period in 2004. Interest expense decreased to $200,619 for the three months ended December 31, 2005 from $325,126 for the three months ended December 31, 2004 primarily as a result of recording both current quarter’s and prior quarters’ unrecorded interest on the note payable to Fox Communications in 2004.

In the 6-month period ended December 31, 2005, we incurred a net loss of $1,574,633 compared to a loss of $2,693,107 for the same period in 2004. The Company’s revenue for long distance and Internet service decreased in the current 6-month period compared to the same period in 2004 due to the ongoing loss of customers and related revenue resulting from the recurring failures of the Company’s Coppercom switch in early 2004. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit percentage to 35.42% in the current 6-month period compared to 30.43% for the same period in 2004. The decreased operating loss between the 6-month periods resulted primarily from reduced expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2005 compared to $433,951 for the same 6-month period in 2004. Interest expense for 2005 was $409,065 compared to $402,473 for the 6-month period last year.

Since incorporation, we have funded our operations through private loans and equity financings. At December 31, 2005, our total assets were $1,962,085, consisting of cash of $11,053, accounts receivable, net of $497,745, other current assets of $28,022, property and equipment of $381,540, non-current deposits of $96,128 and the purchased subscriber list of Fox Communications in the amount of $947,597 (net of amortization of $655,696 and a reduction from the sale of the conferencing services of $260,707). Total liabilities amounted to $10,967,461, consisting primarily of accounts payable and accrued liabilities of $4,774,395, deposits on advanced billings of $154,405, loans and notes payable and capital lease obligations of $5,882,995, and a defaulted bank loan payable of $155,666. Total liabilities of $890,884, including the defaulted bank loan payable of $155,666, are liabilities of the Company’s inactive subsidiary, Y3K, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $8,768,147 at December 31, 2005 from a deficit of $7,523,191 as of June 30, 2005. In the 6-month period, cash decreased by $105,475, net accounts receivable increased by $72,844, accounts payable increased by $574,592, and deposits on advance billings to customers decreased by $80,155.

In the 6-month period ended December 31, 2005, we incurred a net loss of $1,574,633 compared to a loss of $2,693,107 for the same period in 2004. The Company’s revenue for long distance and Internet service decreased in the current 6-month period compared to the same period in 2004 due to the ongoing loss of customers and related revenue resulting from the recurring failures of the Company’s Coppercom switch in early 2004. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit percentage to 35.42% in the current 6-month period compared to 30.43% for the same period in 2004. The decreased operating loss between the 6-month periods resulted primarily from reduced expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incured in 2005 compared to $433,951 for the same 6-month period in 2004. Interest expense for 2005 was $409,065 compared to $402,473 for the 6-month period last year.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(b)	Changes In Internal Controls Over Financial Reporting:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company‘s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings:

A former employee has threatened to commence litigation against the Company for alleged harassment, creating a hostile work environment, and for wrongful termination. Management is in the process of evaluating such claims. Management believes such claims to be without merit at this time.

Other than the above, there has been no change in legal proceedings since the filing of the 10-KSB for the year ended June 30, 2005.

Item 2. Changes in Securities:

During the 6-month period, (1,306,266) net reduction of shares of common stock were issued (and canceled) as follows:

Person/Class	# of Shares Issued	Consideration (Value of Service)	Date of Transaction	Description of Services Rendered
Shares canceled	(381,266)	(34,812)	September 1, 2005	Consulting fees not rendered
Individual	325,000	6,599	July 6, 2005	Conversion of debt
Fox Communications	(1,250,000)	(50,000)	July to Nov. 2005	Repurchase of shares held by Fox

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information -  None.

Item 6.  Exhibits

Index to Exhibits:

99.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification by Shane Smith
99.4	Certification by King Cole

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECUITY, INC.

Date: March 24, 2006	/s/ M. SHANE SMITH
M. Shane Smith, CEO and Chairman of the Board