Form 10QSB
period 2006-03-31
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2006-05-22
CIK 1082673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to ______________

Commission File Number 0-26709

ECUITY, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2001 Sixth Avenue, Suite 3302, Seattle, WA 98121

(Address of principal executive offices)

(425) 562-2900

Issuer's telephone number, including area code

Former address: 800 Bellevue Way NE, Suite 600, Bellevue, WA 98004

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 284,184,853 shares of $0.001 par value common stock outstanding as of May 19, 2006.

PART I - FINANCIAL INFORMATION
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheet
	as of March 31, 2006 (unaudited)	1

	Consolidated Statements of Operations
	for the 3-month and 9-month periods ended
	March 31, 2006 and 2005 (unaudited)	3

	Consolidated Statements of Cash Flows
	for the 9-month periods ended
	March 31, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Changes in Shareholders' Deficit
	for the year ended June 30, 2005
	and the 9-month period ended March 31, 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

Certifications		17

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2006
(unaudited)

March 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$66,732
Accounts Receivable, net of allowance of $ 95,481 at March 31, 2006	400,613
Prepaid expenses	24,557
Inventory	800
Total Current Assets	492,702

Deposits	116,129
Property and equipment, net	348,871
Acquired customer list, net of amortization	869,381

Total Assets	$1,827,083

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
March 31, 2006
(unaudited)

March 31, 2006
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$61,754
Loans payable	1,372,074
Loans payable - related parties	1,224,371
Short-term portion of derivative instruments liability	1,798,065
Current portion of capital lease obligation	15,766
Accounts payable and accrued liabilities	4,209,271
Deposits and advance billings	136,186
Total Current Liabilities	8,817,487
Long-Term Liabilities:
Notes payable	1,250,000
Long-term portion of derivative instruments liability	2,966,840
Total Liabilities	13,034,327
SHAREHOLDERS’ DEFICIT
Share Capital: Authorized: 400,000,000 common shares, par value $0.001 per share
Issued and outstanding: 271,413,944 common shares outstanding at March 31, 2006	271,414
Additional paid-in-capital	12,855,176
Additional paid-in-capital stock options issued	211,378
Deficit	(24,545,212)
Total Shareholders’ Deficit	(11,207,244)

Total Liabilities and Shareholders’ Deficit	$1,827,083

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the 3- and 9-month periods ended March 31, 2006 and 2005
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005

Revenues	$582,020	664,859	1,847,327	2,320,421

Cost of Revenues	390,171	399,759	1,207,249	1,551,534

Gross Margin	191,849	265,100	640,078	768,887

Operating Expenses:
Selling Expenses	78,236	117,409	297,361	379,483
General and Administrative Expenses	621,013	1,608,927	1,928,125	3,918,714
Depreciation and amortization	33,469	33,064	99,378	99,192
Amortization of Customer List	78,216	78,216	234,648	234,648

Total Operating Expenses	810,934	1,837,616	2,559,512	4,632,037

Operating loss	(619,085)	(1,572,516)	(1,919,434)	(3,863,150)

Other income (expense):
Gain on extinguishment of debt	253,030	0	372,225	0
Other miscellaneous income (expense)	0	0	15,585	0
Loss on change in fair value of derivative instruments	(142,029)	0	(142,029)	0
Interest expense	(1,743,784)	256,934	(2,152,848)	(145,540)

Total other income (expense)	(1,632,783)	256,934	(1,907,067)	(145,540)

Net Loss	$(2,251,868)	(1,315,582)	(3,826,501)	(4,008,690)

Basic (loss) per share(a)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	271,413,944	148,672,383	270,767,860	148,672,383

(a)	The calculation for fully diluted loss per share is not made, as the result would be anti-dilutive.

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 9-month periods ended March 31, 2006 and 2005
(unaudited)

	Nine Months Ended
	March 31
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(3,826,501)	(4,008,690)
Adjustments To Reconcile Net Loss To Net Cash From Operating Activities:
Depreciation and amortization	334,026	333,840
Stock issued for services and debt	56,599	1,190,551
Stock cancelled for non-performance of services	(34,812)	0
Derivative instruments liabilities	1,671,213	0
Deferred compensation	0	9,444
Changes in assets and liabilities:
Decrease in accounts receivable, net	24,288	158,348
Increase in deposits	(20,000)	(78,093)
Decrease in stock issuances due	0	(170,000)
Increase in inventory	0	(800)
(Increase) decrease in prepaids	(3,030)	8,426
Increase in accounts payable	386,838	444,300
Stock options outstanding	0	2,080
Decrease in deposits on advance billings	(98,374)	(55,573)
	(1,509,754)	(2,166,167)
Cash Flows from Investing Activities:
Purchase of property and equipment	(14,557)	(48,029)

	(14,557)	(48,029)
Cash Flows from Financing Activities:
Proceeds from loans and capital leases	1,723,691	1,279,957
Repayments of loans and capital leases	(199,176)	(2,181,286)
Issuance of common stock for loan reductions	0	2,422,933
Proceeds from issuance of common stock	0	588,000
Repurchases of common stock	(50,000)	0

	1,474,515	2,109,604

Net Increase (Decrease) In Cash and Cash Equivalents	(49,796)	(104,592)

Cash and Cash Equivalents, Beginning of Period	116,528	107,695

Cash and Cash Equivalents, End of Period	$66,732	3,103
Interest paid during the periods	$73,942	136,924

 The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended June 30, 2005 and the 9 months ended March 31, 2006 (unaudited)

	SHARES	AMOUNT	ADDITIONAL PAID-IN-CAPITAL	PAID-IN CAPITAL STOCK OPTIONS ISSUED	DEFICIT	TOTAL
Balance, June 30, 2004	113,260,948	$113,261	8,601,184	199,856	(15,742,867)	(6,828,566)
Shares for debt extension	1,000,000	1,000	169,000			170,000
Sale of common stock (cash)	33,530,414	33,530	554,470			588,000
Sale of common stock Credit Line/debentures	85,080,894	85,081	2,406,851			2,491,932

Vested options				9,442		9,442
Stock options issued				2,080		2,080
Shares issued for services	30,947,954	30,948	1,159,478			1,190,426
Shares issued for Collateral	3,900,000	3,900	(3,900)			-
Net loss					(4,975,844)	(4,975,844)
Balance, June 30, 2005	267,720,210	267,720	12,887,083	211,378	(20,718,711)	(7,352,530)
Shares cancelled for non-performance of services	(381,266)	(381)	(34,431)			(34,812)

Debt converted to stock	325,000	325	6,274			6,599
Shares issued for services	5,000,000	5,000	45,000			50,000
Shares repurchased and cancelled	(1,250,000)	(1,250)	(48,750)			(50,000)
Net loss (9 months)					(3,826,501)	(3,826,501)
Balance, March 31, 2006	271,413,944	$271,414	12,855,176	211,378	(24,545,212)	(11,207,244)

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements as of March 31, 2006 and for the 3- and 9-month periods ended March 31, 2006 and 2005 included herein have been prepared by Ecuity, Inc. (“Ecuity”, or “Company”) and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2006 pursuant to the rules and regulations of the Securities and Exchange Commission. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Some items in the March 31, 2005 financial statements have been reclassified to conform to the presentation in the March 31, 2006 financial statements.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ended June 30, 2005.

2.	LOANS AND OTHER CONTRACTUAL OBLIGATIONS PAYABLE

March 31, 2006
Loan due to bank - defaulted in year 2001 (unsecured)	$155,666
Unsecured loans, payable on demand, with interest at 12% to 18% per annum - non related parties	977,882
Related parties - with interest ranging from 4% to 18%	468,071
Related party - convertible demand notes to Digitaria(1)	756,300
Short-term portion of note payable to Fox Communications	200,000
Contract for advance against lock box receipts	38,526

Total current loans payable	$2,596,445
Short-term portion of derivative instruments liabilities(1, 2)	$1,798,065

Current portion of capital lease obligation	$15,766

Long-term portion of note due to Fox Communications	$1,250,000
Long-term portion of derivative instruments liabilities(2)	2,966,840
Total long-term debt	$4,216,840

(1)
- Digitaria Communication Networks, LLC (“Digitaria”) is entitled, at its option, to convert, and sell all or any part of the principal amount of the demand notes, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to either (a) the closing share price on the day the Note was entered into or (b) the closing share price on the day that notice of exercise of Option to Convert is given to the Company. The convertible notes accrue interest at 10% per annum.

The computed fair value at issuance of the options to convert (“Derivative Instruments Liability”), amounting to $756,119, has been recorded as a short-term liability in the Consolidated Balance Sheet at March 31, 2006, with the remainder of $181 ascribed to the carrying value of the Convertible Demand Notes. Since the notes are callable on demand, the difference between the carrying amount and the face amount of the Convertible Demand Notes, amounting to $756,119, was immediately recorded as an adjustment to the carrying amount in the Consolidated Balance Sheet and recorded as interest expense in the Consolidated Statement of Operations.

At March 31, 2006, an adjustment was made to record the change in fair value of the short-term Derivative Instruments Liability related to the Digitaria notes, resulting in a Loss on Change in Fair Value of Derivative Instruments of $142,029 in the Consolidated Statement of Operations.

(2)
- On March 30, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), pursuant to which the Company issued to Cornell secured convertible debentures, convertible into shares of the Company’s common stock, par value $0.001, (a) in the principal amount of $2,921,192, issued to consolidate the outstanding amounts of principal on prior fundings, amounting to $2,605,578, plus accrued and unpaid interest to date of $315,614, and (b) in the principal amount of $172,500, issued to provide new funding to the Company (the “Convertible Debentures”). The Convertible Debentures are secured by substantially all of the Company’s assets, have maturity dates of December 31, 2008, and accrue interest at 6% per annum.

Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.00713 (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest Closing Bid Price of the Common Stock during the 30 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP.

The computed fair value at issuance of the options to convert (“Derivative Instruments Liability”), amounting to $3,866,757, has been recorded as a liability in the Consolidated Balance Sheet at March 31, 2006. Based on an estimate of the conversion activity over the next 12 months, $899,917 has been recorded as a current liability at March 31, 2006, with the remaining $2,966,840 recorded as a long-term liability. The excess of the fair value over the face amount of the Convertible Debentures, amounting to $773,065, was recorded as Interest Expense in the Consolidated Statement of Operations. Beginning in April 2006, a monthly accretive charge to Interest Expense will be recorded over the outstanding term of the Convertible Debentures to recognize the face value of the debentures.

The Company may redeem a portion or all outstanding principal amounts plus accrued interest due and outstanding under the Convertible Debentures prior to their maturity dates. The redemption price is equal to 120% of the principal amount of the Convertible Debentures being redeemed.

In Addition to the table above:
The Company signed an employment contract with Mr. Andrew Buffmire to be the Company’s CEO on May 20, 2005. The contract stipulated the starting annual wage to be $180,000. Subsequently an Amendment was signed on July 24, 2005 that reduced Mr. Buffmire’s annual salary to $144,000 until the Company reaches positive cash flow from operations, at which time the salary would revert back. Mr. Buffmire resigned as CEO effective November 30, 2005. As the Company was able to only partially pay Mr. Buffmire his full or reduced salary, he is owed $50,250 in accrued salary as of March 31, 2006.

The Amendment also stated that if the Company is unable to fully pay his salary at this new level within 30 days of the due date of that salary, Mr. Buffmire shall, in lieu of any such shortfall, receive fifty percent (50%) of such shortfall in the form of shares of stock in the Company at a value equal to the closing price of the Company’s common stock on the date of the execution of the Amendment. Mr. Buffmire will also be issued warrants equal to the number of shares issued at the same closing price. As of March 31, 2006, Mr. Buffmire is owed 1,526,781 shares and an equal number of warrants. The issuance of these shares and warrants is contingent upon the shareholder’s approval of the increase in the Company’s authorized shares.

3. Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the periods presented.

4. Capital Assets

The following table sets forth the capital assets of the Company and its wholly-owned subsidiaries.

March 31, 2006

Description of Asset	Value after Impairment
Computers and Equipment	$323,558
Computer Software	81,921
Switch Equipment	152,698
Leasehold Improvements	25,488
Office Equipment	31,894

615,559
Accumulated Depreciation and Amortization	(266,688)
Net Book Value	$348,871

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2006

5. Acquired Subscriber Base

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheet as of March 31, 2006:

	Carrying Value after Impairment	Reduction for sale of Conference Calling	Accumulated Amortization	Net Carrying Value
Acquired Customer
List for
Telephony and
ISPs	$1,864,000	260,707	733,912	869,381

6. Income Taxes

At March 31, 2006, the Company had net operating loss carryforwards for Federal tax purposes of approximately $27,806,000. These carryforwards begin to expire in 2020. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

7. Subsequent Events

On April 26, 2006, Cornell Capital Partners executed a Conversion Notice in the amount of Fifty-six Thousand One Hundred Ninety-two dollars ($56,192), representing a conversion under the terms of the Convertible Debenture dated March 30, 2006. This resulted in the sum of Twelve Million Seven Hundred Seventy Thousand Nine Hundred Nine (12,770,909) restricted common stock shares being issued in certificate form in the name of Cornell Capital Partners, LP.

Since April 1, 2006 to May 19, 2006, Ecuity has raised an additional $138,000 from Digitaria Communications Networks in the form of Convertible Demand Notes.

8. Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management is pursuing sufficient funding to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain operations and meet debt service obligations, the Company needs to raise a minimum of $600,000 over the next 6 months or renegotiate the terms of its current debt obligations, which may result in a lesser amount being required. While it was expected that the Company would be able to raise these funds largely through it channel partner, Digitaria Communication Networks, LLC and to a lesser degree through its Equity Line of Credit Agreement with Cornell Capital Partners, LLC under which it may obtain up to $20,000,000 in equity financing, the Company’s current stock price may effectively preclude this alternative, requiring the need to raise funds through additional debt instruments or pursuant to a merger, restructuring or other strategic change in corporate structure. Additionally, without a substantial amount of financing within the next three (3) months, the Company may have to curtail or cease operations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The $600,000 will provide for our short-term obligation to reduce some of our debt, pay certain obligations as they become due and provide working capital, until such time as net profits from operations are sufficient to maintain a positive cash flow and allow sufficient time to implement our business plan for ongoing operations. The Company is continuing its efforts to obtain long-term funding through equity or debt sources to obtain this $600,000 that management estimates necessary for ongoing operations. The receipt of additional equity will require shareholder action.

There can be no assurance, however, that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ECUITY is a facilities-based telecommunication carrier providing Voice over Internet Protocol (“VoIP”) service offerings as well as legacy telecommunication services. ECUITY currently provides VoIP services over FTTP including fiber to residences and businesses, VoIP over WiFi (VoWiFi), and Business VoIP Services including IP-PBX and IP-Centrix solutions.

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

Plan of Operations

In January, 2006 management adopted a formal turn around plan in order to 1) dramatically cut the negative burn rate, 2) get to cash flow break even as quickly as possible, and 3) focus on those core areas of our business that provide higher margins and growth. To do this we are in the process of:

•
Downsizing the Company in order to cut monthly operating cost and achieve profitability as quickly as possible; we have already made cuts and we are in the process of making additional cuts to operating costs.

•	Focusing on our core business of VoIP telephone and high-speed Internet services, which are highly profitable.
•
Increasing sales and marketing efforts by 1) focusing on resellers with whom we have a current relationship, 2) increasing focus on direct sales efforts with faster time to revenue, and 3) only developing new channel partners and potential joint venture arrangements that do not require extended marketing efforts.

•	Restructuring the balance sheet and overall financial structure of the Company in cooperation with its largest creditors.
•	Raising additional cash through channel partners, joint venture partners and senior debt holders in order to sustain the business operations through to cash flow break-even.
•	Achieve a self-sustaining positive cash flow not later than the beginning of calendar Q4 2006.

Since the adoption of the turn around plan, the Company has achieved the following:

1. It has raised $655,800 in operating loans from Digitaria Communication Networks, LLC, with whom it has an agreement to be the exclusive provider of VoIP telephone services and high speed broadband data services for Digitaria’s fiber to the premises business to master planned communities and apartment and condominium properties. This money has been used to initiate substantial cost cutting measures and to negotiate further restructuring of Ecuity’s financial obligations. The money was raised through convertible demand promissory notes.

2. It has achieved a fifteen percent (15%) reduction in the recurring operating expenses from the previous quarter.

3. It has moved its corporate headquarters to smaller, less expensive office space.

 On March 30, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), pursuant to which the Company issued to Cornell secured convertible debentures, convertible into shares of the Company’s common stock, par value $0.001, (a) in the principal amount of $2,921,192, issued to consolidate the outstanding amounts of principal on prior fundings, amounting to $2,605,578, plus accrued and unpaid interest to date of $315,614, and (b) in the principal amount of $172,500, issued to provide new funding to the Company (the “Convertible Debentures”). The Convertible Debentures are secured by substantially all of the Company’s assets, have maturity dates of December 31, 2008, and accrue interest at 6% per annum.

Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.00713 (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest Closing Bid Price of the Common Stock during the 30 trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP.

The Company may redeem a portion or all outstanding principal amounts plus accrued interest due and outstanding under the Convertible Debentures prior to their maturity dates. The redemption price is equal to 120% of the principal amount of the Convertible Debentures being redeemed.

In light of Ecuity’s current financial situation with overhead higher than our revenues can support, a change in organizational and reporting structure was required. Ecuity now operates as a flat organization with its management team taking on additional responsibilities, and has appointed a turn around Director.
Our current objectives are short term in nature. These objectives are:

•	Preserve a positive cash balance
•	Set up a sustainable business model
•	Return Company to a positive EBITDA position by the end of calendar 2006

In order to accomplish these objectives we are doing the following: reduction of the general overhead, discontinuing unprofitable product lines, reduction of head count, complete a reorganization of the staff, and re-focusing our sales efforts.

Based on our analysis, our legacy business is becoming less profitable and volumes are on a steady decline. Focusing on VOIP provides us with our best opportunity for growth. We have also initiated routing some legacy business over new carriers, which has allowed us to effect recurring reductions in our network costs and thus increase our profit margin in this legacy business.

We are focusing our efforts on expanding our Voice over IP subscriber base through our existing channel partners and service providers. We have already invested a great deal of time, money and other resources into these current relationships. We will not however pursue any new channel partners, which will require extended marketing efforts at this time. Instead our sales efforts have shifted to a direct model selling to the small and medium business market. Our belief is that through this plan we can shorten the sales cycle and therefore time to cash collections.

Although the next few quarters will be difficult, if we have a solid funding plan to get us through our cash shortfall, we can continue to grow the business and get to the point where we are self sustaining. Our funding requirement on a move forward basis is a minimum of $600,000. Digitaria Communication Networks, LLC has already provided $914,300 operating cash to the Company since October 2005, in return for convertible demand notes, $655,800 of which has been advanced to the Company since January 1, 2006. Funds collected to date have been used to bring critical vendors current and to fund the operational shortfall. The Company estimates the additional funds of $600,000 will be used to increase sales and marketing efforts to capture market share, for maintenance and improvements on our Network Operating Center (“NOC”), for the addition of technical support and customer service staff, and to continue to fund monthly shortfall until operating profitability is reached.

Ecuity and Digitaria have agreed that Ecuity will provide VoIP and other telecommunications services under an exclusive services agreement to provide services to Fiber-to-the Premise (FTTP) communities that may be developed by or through Digitaria. It is the understanding of the Company that the principals of Digitaria include a number of individuals and entities experienced in real estate and land development.

We anticipate that a minimum of $600,000 will be required to sustain existing operations for the next 6 months from the balance sheet date and to sustain corporate operations, which are segregated from its Ecuity Advanced Communications (EAC) subsidiary operations. Currently, revenue in EAC is insufficient to provide for all operating costs, including payroll, rent, selling expenses and costs of sales. Net operating losses for the 3-month period indicate that EAC requires an amount in excess of $100,000 per month as additional funds to support the continued retirement of past due vendor debt and to cover the negative monthly operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc. has no direct income, therefore unless subsidiary revenues are available to use by Corporate, there is approximately a $10,000 per month shortfall for cash to pay corporate administrative expenses.

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

Results of Operations

The unaudited financial statements presented herein include the Consolidated Statements of Operations for the three- and nine-month periods ended March 31, 2006 and 2005, and the Consolidated Balance Sheet at March 31, 2006. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated.

In the 3-month period ended March 31, 2006, we incurred an operating loss of $619,085 and a net loss of $2,251,868 compared to an operating loss of $1,572,516 and a net loss of $1,315,582 for the same period in 2005. The Company’s revenue from long distance and Internet service decreased to $582,020 in the current 3-month period compared to $664,859 in the same period in 2005 due to the loss of customers and related revenue, as well as legacy Internet dial-up customers moving to cable and DSL service providers. The decreased operating loss in the 3-months ended March 31, 2006 compared to the operating loss in the 3-months ended March 31, 2005 resulted primarily from reduced operating expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2006 compared to $756,600 for the same 3-month period in 2005. Interest expense in the 3-month period ended March 31, 2006, includes the excess value assigned to the derivative instruments liabilities in the Company’s convertible debt and calculated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, amounting to $773,065. Total interest expense was $1,743,784 for the three months ended March 31, 2006 compared to $(256,934) for the three months ended March 31, 2005, primarily due to reversal of interest charges on the Fox Communications notes in 2005 and $756,119 of additional interest charges related to the derivative instruments liabilities on the Digitaria demand notes. The Company recognized a loss of $142,029 in the 3-months ended March 31, 2006, related to the change in the fair value of the Digitaria derivative instruments.

In the 9-month period ended March 31, 2006, we incurred a net loss of $3,826,501 compared to a net loss of $4,008,690 for the same period in 2005. The Company’s revenue for long distance and Internet service decreased to $1,847,327 in the current 9-month period compared to $2,320,421 in the same period in 2005 due to the ongoing loss of customers and related revenue. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit percentage to 34.65% in the current 9-month period compared to 33.14% for the same period in 2005. The decreased operating loss of $1,919,434 in the 9-months ended March 31, 2006 compared to a loss of $3,863,150 in the 9-months ended March 31, 2005 resulted primarily from reduced expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2006 compared to $1,190,551 for the same 9-month period in 2005. Interest expense in the 9-month period ended March 31, 2006, includes the excess value assigned to the derivative instruments liabilities in the Company’s convertible debt and calculated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, amounting to $773,065. Total interest expense was $2,152,848 for the nine months ended March 31, 2006 compared to $145,540 for the nine months ended March 31, 2005, primarily due to reversal of interest charges on the Fox Communications notes in 2005 and $756,119 of additional interest charges related to the derivative instruments liabilities on the Digitaria demand notes. The Company recognized a loss of $142,029 in the 9-months ended March 31, 2006, related to the change in the fair value of the Digitaria derivative instruments

Since incorporation, we have funded our operations through private loans and equity financings. At March 31, 2006, our total assets were $1,827,083, consisting of cash of $66,732, accounts receivable, net of $400,613, other current assets of $25,357, property and equipment of $348,871, non-current deposits of $116,129 and the purchased subscriber list of Fox Communications in the amount of $869,381 (net of amortization of $733,912 and a reduction from the sale of the conferencing services of $260,707). Total liabilities amounted to $13,034,327, consisting primarily of a bank overdraft of $61,754, accounts payable and accrued liabilities of $4,209,271, deposits on advanced billings of $136,186, loans and notes payable and capital lease obligations of $3,706,545, liabilities for derivative instruments of $4,764,905, and a defaulted bank loan payable of $155,666. Total liabilities of $890,884, including the defaulted bank loan payable of $155,666, are liabilities of the Company’s inactive subsidiary, Y3K, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit increased to $8,324,785 at March 31, 2006 from a deficit of $7,523,191 as of June 30, 2005, primarily as a result of restructuring the Cornell debt and the liabilities for short-term derivative instruments. In the 9-month period, cash decreased by $49,796, net accounts receivable decreased by $24,288, accounts payable increased by $386,838, and deposits on advance billings to customers decreased by $98,374.

In the 9-month period ended March 31, 2006, we incurred a net loss of $3,826,501 compared to a loss of $4,008,690 for the same period in 2005. The Company’s revenue for long distance and Internet service decreased in the current 9-month period compared to the same period in 2005 due to the ongoing loss of customers and related revenue. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit percentage to 34.65% in the current 9-month period compared to 33.14% for the same period in 2005. The decreased operating loss of $1,919,434 in the 9-months ended March 31, 2006 compared to a loss of $3,863,150 in the 9-months ended March 31, 2005 resulted primarily from reduced expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2006 compared to $1,190,551 for the same 9-month period in 2005. Interest expense in the 9-month period ended March 31, 2006, includes the excess value assigned to the derivative instruments liabilities in the Company’s convertible debt and calculated in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”, amounting to $773,065. Total interest expense was $2,152,848 for the nine months ended March 31, 2006 compared to $145,540 for the nine months ended March 31, 2005, primarily due to reversal of interest charges on the Fox Communications notes in 2005 and $756,119 of additional interest charges related to the derivative instruments liabilities on the Digitaria demand notes. The Company recognized a loss of $142,029 in the 9-months ended March 31, 2006, related to the change in the fair value of the Digitaria derivative instruments.

Revenues from the Fox asset purchase are recognized by our wholly-owned subsidiary, Ecuity Advanced Communications, Inc. (“EAC”). EAC’s business is primarily related to VoIP telephone voice and data services as well as traditional “legacy” long distance, dial tone, dial up and broadband internet data services, and web hosting. The ISP hosting line is sold on a monthly, quarterly and annual subscription basis with fees for services billed to the customer and paid in advance. This cash is received and recorded to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay current operating expenses. The Company’s VoIP and long distance services are billed in arrears based on monthly subscriber income and actual usage based on agreed upon service plans. Appropriate Federal, state and other fees are added to the service minutes and are billed to the customer using an automated billing system.

All of the Company's sales revenues from billed services flow through accounts receivable.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As a small business issuer, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the Company's first fiscal year beginning after December 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to unvested options granted prior to the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in the first quarter of 2007, beginning July 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified prospective and retrospective adoption methods. Under the modified retrospective methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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
As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings:

The lawsuit Jordan Shapiro vs. Ecuity, Inc. was settled in May 2006 for Fifty Thousand Dollars ($50,000) to be paid out in five monthly payments beginning May 2006.

The lawsuit Stern and Company vs. Ecuity, Inc. was settled in May 2006 for Fifteen Thousand Dollars ($15,000) to be paid out in three monthly payments beginning June 2006.

In April 2006, a judgment was filed against the Company by the former landlord, Novell Inc., for $187,439.

Other than the above, there has been no change in legal proceedings since the filing of the 10-QSB for the quarter ended December 31, 2005.

Item 2. Changes in Securities:

During the 9-month period, a (3,693,734) net issuance of shares of common stock were issued (and canceled) as follows:

Person/Class	# of Shares Issued	Consideration (Value of Service)	Date of Transaction	Description of Services Rendered
Shares canceled	(381,266)	$(34,812)	September 1, 2005	Consulting fees not rendered
Individual	325,000	6,599	July 6, 2005	Conversion of debt
Fox Communications	(1,250,000)	(50,000)	July to Nov. 2005	Repurchase of shares held by Fox
Cornell Capital	5,000,000	50,000	September 1, 2005	Loan fee for Lease Transaction

Item 3. Defaults Upon Senior Securities -  None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information -  None.

Item 6. Exhibits

Index to Exhibits:
99.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification by M. Shane Smith
99.4	Certification by King Wm. S. Cole

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECUITY, INC.

Date: May 21, 2006	/s/ M. SHANE SMITH
M. Shane Smith, CEO and Chairman of the Board