Form 10KSB
period 2006-06-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2006-11-15
CIK 1082673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 0-26709

ECUITY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $2,351,637

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by our non-affiliates was undeterminable and is considered to be approximately $701,825 based on the closing price for our shares of common stock of $0.0025 at November 10, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

280,730,042 shares of common stock as of November 10, 2006

PART I
ITEM 1: DESCRIPTION OF BUSINESS

Business Development

We were organized as a Nevada corporation on March 4, 1999. Our executive offices are located at 2001 Sixth Avenue, Suite 3302, Seattle, WA 98121. Our telephone number is (425) 562-2900.

Business of the Company

ECUITY is a facilities-based telecommunication carrier serving primarily the small and medium sized business and home office markets and selected residential markets. The ECUITY service offerings are comprised of telecommunications and high-speed data services using both Voice over Internet Protocol (“VoIP”) delivery and traditional, legacy telephone switched networks. The ECUITY legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband Internet services.

With respect to its VoIP service offering ECUITY currently provides VoIP telephone services and high speed data services, to businesses and residences over high-speed fiber optic networks and other selected high speed broad band networks. Ecuity’s voice and data services focus on quality of service (“QOS”) and easy to use advances calling features.

We produce revenues by selling our VoIP and traditional telephone services, high-speed data services and related to our business and residential customers, which include our newer VoIP customers and the customer base that was purchased as part of the Fox Communication assets in January of 2004. Our primary marketing and sales efforts are directed towards gaining new VoIP voice-communications telephone customers. We primarily sell our services through: (1) direct sales to small business and residential customers; (2) retail sales through channel partner agreements; and (3) wholesale sales through strategic partner agreements.

We have concentrated most of our early sales efforts with respect to VoIP services in four market segments: 1) direct and channel sales to small and medium sized businesses, 2) residential communities that have installed community-wide high speed data connections such as fiber optic cable to each home or office; 3) business and residential in communities that have installed WiFi mesh wireless service; 4) commercial office buildings or apartment complexes where the building owner contracts to provide telephone services to its tenants. We also look for large-scale opportunities where a potential partner can provide a large-scale services contract.

Ecuity was formerly known as Y3K Secure Enterprises Software, Inc. On June 23, 2004 we changed our name to Ecuity, Inc. to pursue a new business venture in the telecommunications industry.

Prior to January 2004 the Company was primarily a developmental stage software company.  The Company was early to recognize the impending fundamental shift in the delivery of telecom services away from incumbent-controlled circuit switched networks to the delivery of enhanced IP-based voice services over the Internet.  The acquisition of the Fox assets in January 2004 positioned the Company to address the emerging IP-based telecommunications market by providing the following:  (1) a mature telecom services platform derived from a multi-year operating history as a regional Competitive Local Exchange Carrier (CLEC) supplying a broad range of telecom services: (2) an in-place integrated PSTN-VoIP services platform operated by experienced personal; (3) an in-place staff with experience in telecommunications network operation, service provisioning and management, billing, regulatory management, sales and marketing, and customer and technical support.

Market

We believe the primary potential growth market for the Company’s services is the sale of VoIP telephone services, high-speed data services and related emerging Internet based services. These are marketed through its wholly owned subsidiary Ecuity Advanced Communications, Inc., (“EAC”). We also continue to provide business and residential long distance telephone service, Internet dial up, DSL, T 1 connectivity, web hosting services, and VoIP. The Company has engineered its switching platform for the simultaneous delivery of VoIP and traditional telephone services.

Overview

In addition to the above described services and strategies the Company also provides and will seek to continue to provide the following telecommunication services:

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

ECUITY’S MARKETS AND COMPETITION

The telephony market is characterized by increasing price reductions and commoditization of voice and related service offerings. The Company believes that successful VoIP service providers will need a variety of value-added services in order to favorably compete in these markets. Upon the development of adequate capitalization it is the intention of the Company to focus on the development of these value-added services along with the addition of new customers and the increased penetration of its current customer base. Ecuity’s present and future competition in the VoIP market includes several large and well-capitalized companies such as AT&T, Sprint, Verizon, Allegiance, SBC, Qwest, Vonage, Skype and numerous others. Competition is also expected from cable companies such as Comcast, Charter, Cox, as well as telecommunications companies with cable operations and operating agreements, including SBC and Qwest and Internet and Internet related service providers such as AOL and eBay. Virtually all of the Company’s competitors have much greater financial resources and capabilities than Ecuity

With respect to the applications on its communications platform Ecuity has additional large capitalized competitors. These included companies such as IBM, Dell, Sun, HP, Microsoft and Cisco. In addition, large enterprise software companies are direct and potential competitors in the development and provisioning of value-added services over telecommunications platforms. These include companies such as IBM, SAP, Oracle, BAE and Microsoft.

Employees

The Company currently has 15 full-time employees, which includes its subsidiaries. Most of these employees are employed by EAC, the Company’s operating subsidiary. The Company employs at the Corporate level its CEO Mr. M. Shane Smith and President Mr. King Cole. The officers along with other office support personnel as well as officers of Ecuity Advanced Communications, Inc., (“EAC”), provide their services on a full-time basis.

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

EAC’s VoIP services are now 911 compliant.

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

Risk Factors with respect to the Company

WE ARE CURRENTLY INVOLVED IN LEGAL PROCEEDINGS THE OUTCOME OF WHICH COULD FORCE US TO CEASE OPERATIONS OR FILE FOR BANKRUPTCY

The Company is currently involved in legal proceedings, which could have a material adverse affect on the Company’s financial position if the Company does not prevail. Currently, the Company is a defendant in approximately 9 different legal proceedings. The total aggregate damage by those plaintiffs that has been reduced to judgment is $1,314,299. The Company does not have the cash or other financial ability to pay these judgments. Given our current financial position these judgments and legal proceedings could force us to cease operations and file for bankruptcy.

THE COMPANY IS SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2006 AND ON JUNE 30, 2005, WERE NOT SUFFICIENT TO SATISFY THE COMPANY’S CURRENT LIABILITIES AND, THEREFORE, THE COMPANY’S ABIITY TO CONTINUE OPERATIONS IS AT RISK.

The Company had a working capital deficit of $12,455,168 for the year ended June 30, 2006 and $7,745,527 for the year ended June 30, 2005, which means that our current liabilities exceeded our current assets on June 30, 2006 by $12,455,168 and by $7,745,527 on June 30, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. The Company’s working capital deficit means that our current assets on June 30, 2006, and on June 30, 2005 were not sufficient to satisfy all of the Company’s current liabilities on those dates. If the Company’s ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

THE COMPANY IS CURRENTLY IN DEFAULT ON A SUBSTANTIAL AMOUNT OF OUR DEBT AND OTHER OBLIGATIONS, WHICH, IF NOT CURED, COULD FORCE US TO CEASE OPERATIONS.

The Company currently has $1,575,257 of outstanding obligations owed to our various vendors who the Company considers critical, of which $1,459,424 is past due. The Company also has approximately $902,687 in additional defaulted lease obligations. Our default on these obligations is substantial and could have a severe impact on our business and could give rise to additional claims, foreclosures or litigation the result of which could force us out of business. Assurances cannot be given that financing will continue to be available or be sufficient to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately to attain profitability. Should any of these events not occur, the accompanying financial statements would be adversely effected.

THE POSSIBLE LACK OF SUFFICIENT AUTHORIZED SHARES WITH WHICH TO RAISE FINANCING COULD RENDER US INCAPABLE OF RAISING FUNDS THROUGH THE ISSUANCE OF OUR STOCK.

Ecuity currently has an insufficient amount of authorized shares to enable the Company to raise financing through the issuance of stock. The Company currently has 280,730,042 shares of common stock outstanding. There are an additional 119,269,958 shares issued but not outstanding held in escrow for the benefit of Cornell Capital Partners, LP (“Cornell”)as security for certain obligations owed by the Company to Cornell (the “Escrow Shares”). The Company has also entered into a series of contingent contractual and other commitments for the issuance of additional shares and options to purchase additional shares subject to the availability of those shares and, as required, future shareholder action. This means that the Company does not have additional shares of stock to raise financing without an affirmative vote of a majority of our outstanding shareholders to approve any increase in authorized shares. Based on the current shares that we may have available the Company does not believe that it has sufficient shares to raise adequate financing. In order to increase our authorized stock to an amount that is sufficient to allow us to raise financing we would have to receive the affirmative vote of a majority of our outstanding shareholders to approve any increase in authorized shares. If we are unable to obtain such approval we will be unable to increase our authorized stock to a sufficient number that would allow us to raise financing to fund our operations. In addition, even if such amount of authorized stock was increased to a sufficient number that would allow the Company to raise financing to fund our operations, the obtaining of this financing from third party sources may be precluded or limited by the terms and conditions of the Cornell financing documents. Further, without shareholder approval to approve the authorization of not less than 5,000,000,000 new common shares, as well as new preferred share classes, the Company will not be able to meet its contractual obligations with Cornell Capital Partners, LLC and Fox Communication, Inc. It will likely be necessary to obtain approval of the shareholders for the authorization of additional shares to the extent that the Company desires to raise additional operating capital through equity.

WE HAVE OUTSTANDING DEBT OBLIGATIONS THAT ARE SECURED BY THE KEY ASSETS OF THE COMPANY, WHICH MENAS A DEFAULT ON THESE OBILAGTIONS COULD FORCE US TO CEASE OPERATIONS.

We have $3,037,500 in financing with Cornell secured by certain assets of the Company including certain key switching assets of the Company. We also have additional secured debt financing from Fox Communications securing virtually all of the tangible and intangible assets of the Company apart from certain key switching assets but including operating assets that would be required for the Company to continue in business. As a result, if we default under the terms of these obligations either Cornell or Fox Communications could foreclose their respective security interests and liquidate assets key to the operation of the Company. This may cause us to cease operations and file for bankruptcy.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION BY OUR AUDITORS, WHICH HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $26,367,167 as of June 30, 2006. In addition, for the year ended June 30, 2006 and for the year ended June 30, 2005 we incurred a net loss of $5,648,456 and $4,975,844, respectively. We have a working capital deficit of $12,455,168 as of June 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to cease operations.

DUE TO A LACK OF SUFFICIENT WORKING CAPITAL THE COMPANY HAS BEEN UNABLE TO PAY ITS DEBTS TO ITS VENDORS, WHICH COULD RESULT IN A LOSS OF SERVICE BEING PROVIDED BY THOSE VENDORS AND FORCE THE COMPANY TO LOSE CUSTOMERS.

The Company is a telecommunications services provider and, as such, relies upon the ongoing provisioning of underlying connectivity to the public switched telephone network (PSTN) and other communications networks and platforms to provide its services. Without continuous connectivity, the Company would be unable to provide service to its customers and the Company would lose its customers within hours or days and would no longer be able to remain in business. The Company is behind in payments in the amount of $85,964 to several of its key telecommunications vendors and does not currently have the capacity to make these payments to those vendors. Unless brought current it is highly likely that one or more of these vendors will cut off service to the Company. Without additional significant funding the Company will not be able to make its critical vendor payments and will likely be required to file for a restructuring or liquidation.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

The Company has failed to pay full compensation to its key executives, its CEO and its President. These executive officers have continued to work notwithstanding this failure to meet the Company’s compensation obligations. The Company does not know how long such personnel will continue to work in this way and either or both of them may resign at any time. Loss of the Company’s key executives would significantly adversely impact the operations of the Company. Our success largely depends on the efforts and abilities of these key executives. The loss of their services could materially harm our business because of the cost and time necessary to find a successor. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract new key personnel.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT BEEN PROFITABLE AND IT IS UNCERTAIN THAT WE WILL EVER BECOME PROFITABLE AS AN OPERATING BUSINESS.

Although we were founded in 1999, we restructured our business plan in 2002, changing our focus from mineral property exploration to computer software development and marketing. In January of 2004 the focus of the Company shifted to the telecommunications business with the acquisition of the Fox Communications assets. From our inception on March 4, 1999 to June 30, 2006 we have incurred losses totalling $26,367,167.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. The Company has since inception continued to sustain losses. Current and ongoing risks include, but are not limited to, an evolving and unproven business model, the management of expenses that have exceeded revenues and the development and management of growth in new business segments. To date, we have not been profitable.

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

THE COMPANY HAS A LIMITED HISTORY OF VOIP OPERATIONS AND MAY NOT BE ABLE TO DEVELOP SUFFICIENT VOIP BUSINESS TO ACHIEVE OPERATING PROFITABILITY.

The Company remains vulnerable to a variety of business risks generally associated with young companies that rely upon rapid growth for success including, among others, the uncertain ability to execute its business plan and manage growth and expansion. There is also a possibility that no demand or insufficient demand may exist or develop for its services. The Company is also subject to considerable competition from significantly larger and much better funded companies. Consequently, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets and new technologies such as those in which the Company competes. These risks also include evolving and unpredictable business models, the Company’s ability to anticipate and adapt to developing markets, acceptance by consumers and business customers of the Company’s services and the ability of the Company to establish and maintain relationships with a sufficient number of business partners. To address these risks, the Company must attract and retain a sufficient number of VoIP customers, attract sufficient capital to meet the requirements of its business, maintain its customer base, respond to competitive developments, continue to attract, retain and motivate qualified personnel, provide superior customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There is no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operation

THE COMPANY HAS A DECLINING HISTORICAL BUSINESS AND WILL NOT REALIZE SUFFICIENT OPERATING PROFITABILITY TO REMAIN IN BUSINESS WITHOUT EXPANSION OF ITS VOIP SALES, WHICH EXPANSION MAY NOT OCCUR.

Most of the Company’s historical business including 800 services, 1 Plus (long distance), Internet Dial-Up Services, and Web-Hosting is declining. In order to overcome this decline, the Company must rapidly expand its new VoIP service offerings to off-set these declines as well as to pay for the costs of providing and expanding its new VoIP services as well as increase revenues to cover its current operating expense shortfall. It is highly uncertain as to whether the Company will be able to adequately expand its VoIP services in a timely enough manner to overcome the declining operating shortfalls from its declining historical business.

THE COMPANY HAS DEVELOPMENT STAGE OPERATIONS THAT DEPEND UPON VENDORS OF NEW TECHNOLOGIES; THESE TECHNOLOGIES MAY FAIL OR MAY NOT BE SCALABLE OR AVAILABLE TO ACHIEVE OPERATING PROFITABILITY.

The Company has contracted with BroadSoft, CopperCom and Acme Packet for the development and deployment of its VoIP switching platform. Without the ongoing support of these vendors, the Company may not be able to maintain the necessary service levels on its network to provide ongoing service to its customer base. If the equipment and systems provided by these companies fail and the Company is unsupported in connection with such failure it is highly likely that the Company would be unable to continue servicing its customers. In addition, each of the Company’s vendors is in the process of modifying and upgrading its software and related equipment. Insofar as the Company is unable to purchase such upgrades and incorporate those upgrades into its service offerings it may not be able to maintain a competitive offering and may not be able to maintain its competitive position in the VoIP market. In addition to the foregoing, an important element of the Company’s current business strategy is to deploy FTTP services using end-user and network devices from companies such as World Wide Packets (WWP) of Spokane, Washington. The Company has deployed VoIP services in a FTTP project in Issaquah, Washington, a suburb of Seattle, Washington. In this regard the Company has experienced certain service deficiencies and interruption problems with the WWP devices. Should the WWP devices have continued problems or develop new ones the Company would not be able to continue providing services in the areas and markets in which it uses the WWP devices and the Company would lose customers. This loss of customers may be sufficient to have a material adverse effect on the Company’s business, financial condition and results of operation

THE MARKET FOR THE COMPANY’S SERVICES IS A RELETIVELY NEW AND UNCERTAIN MARKET AND SUCCESS IN THIS MARKET CANNOT BE PREDICTED

The Company’s services have only recently begun to develop, are rapidly evolving and are characterized by a number of entrants that have introduced or plan to introduce services that will compete with the Company. As is typical in the case of new and rapidly evolving industries such as the VoIP industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. The effective commercial development of the Ecuity VoIP services as part of a commercial offering is subject to a number of factors, including continued growth in the number of Internet users and users of VoIP services, continued development of the necessary technological infrastructure and the development of profitable add-on or complimentary services and products.

ACCEPTANCE AND MAINTENANCE OF THE ECUITY AND PROSTAR BRANDS IS HIGHLY UNCERTAIN AND WITHOUT ACCEPTANCE AND ADEQUATE MAINTENANCE OF THESE BRANDS, SUCCESS OF THE COMPANY IS UNCERTAIN

The Company believes that establishing and maintaining the Ecuity ProStar brand is critical to its efforts to attract clients and business partners and that the importance of brand recognition will increase due to the growing number of multi-state businesses and relatively low barriers to entry for the providing of VoIP services. If clients and business partners do not perceive the content or experience of using the Company’s system to be of high quality, the Company will not be successful in promoting and maintaining its services and brand. In order to attract and retain clients and business partners, and to promote its brand in response to competitive pressures, the Company may find it necessary to increase its budget or otherwise increase substantially its financial commitment to create and maintain a distinct brand loyalty among clients and business partners.

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

THE COMPANY REQUIRES EFFECTIVE DOMAIN NAMES THAT, IF LOST, COULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

The Company currently holds and licenses the Web domain name relating to its brand, specifically the www.prostar.com and www.ecuity.net domain names. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc., as one registrar for the “.com,” “.net,” and “.org” generic top-level names. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it intends to conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other propriety rights. Any such inability could have a material adverse effect on the Company’s business, financial condition and results of operation.

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
.
WITHOUT THE ADDITION OF QUALIFIED PERSONNEL, FOR WHICH THE COMPANY DOES NOT CURRENTLY HAVE ADEQUATE FINANCIAL CAPACITY, THE COMPANY MAY NOT BE ABLE TO MANAGE GROWTH AND EXPANSION AND MAY NOT BE ABLE TO GROW THE COMPANY TO PROFITABILITY.

Due to the nature of the industry and the size of the potential interest in the Company’s system, rapid growth in the scope of operations is anticipated. This growth will require additional personnel, and will have associated higher levels of operating expenses. In order to manage these operations effectively, the Company will need to continuously implement and improve it’s operational, financial, and management information systems, as well as manage customer service, personnel and business systems. While the Company believes that is has good current operating personnel the Company’s ultimate success may be dependent in part upon its ability to attract and retain additional personnel in such areas as operations, management, engineering, customer service and marketing. There can be no assurance that suitable persons for such areas can be located or retained, or that the Company will successfully meet the other challenges imposed by a highly competitive market and rapid growth..

WE HAVE A LARGE NUMBER OF FINANCIALLY STRONG COMPETITORS THAT MAY PRECLUDE US FROM PENETRATING THE MARKET ADEQUATELY TO MEET OUR BUSINESS PLAN

The telephone services markets, in general, are intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company expects increasing competition from a number of sources, including established VoIP and other telecommunications suppliers. In addition, the Company expects competition from established and emerging companies as the public’s acceptance of VoIP and VoIP related services changes or may increase. The Company will require additional capital to maintain or increase its Competitive position. Increased competition may result in price reductions, reduced gross margins, loss of market share and failure to attain or increase market share

IT IS HIGHLY UNLIKELY THAT WE WILL PAY DIVIDENDS IN THE FORESEEABLE FUTURE

No dividends on our common stock has been declared or paid to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in our business. There can be no assurance that dividends will ever be paid on our common stock.

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

It is important to note that the Company’s actual results, or activities or actual events of conditions could differ materially from those projected by the Company from such forward-looking statements. The plans, strategies and intentions of management may change based on increased experience with the Company’s business model as well as in response to competition, general economic trends, or perceived opportunities, risks or other developments. Projections concerning the Company’s future results of operation and expansion plans are based on a number of assumptions and estimates made by management concerning, among other things, customer acceptance of and demand for the Company’s services and products, the timely availability of capital on acceptable terms, the Company’s ability to identify, attract and retain qualified support staff and personnel, research and development costs and expenses and other future events and conditions. These estimates and assumptions are believed by management to be reasonable, but are dependent upon facts and conditions that are uncertain and unpredictable. To the extent that actual events differ materially from management assumptions and estimates, actual results will differ from those projected. See “Risk Factors.”

ITEM 2: DESCRIPTION OF PROPERTY

The Company currently occupies office space at 2001 Sixth Avenue, Suite 3302, Seattle, WA 98121and has its switching facility at the same location. The current lease has a three-year term and will expire on March 31, 2009.

ITEM 3: LEGAL PROCEEDINGS

The Company is subject to the following legal actions and proceedings:

Joe Maenza vs. Ecuity, Inc.

A promissory note payable to Joe Maenza (the “Maenza Note”) is currently in default. On October 5, 2005, Maenza was granted a default Judgment for damages in the approximate amount of $74,454 plus attorney’s fees. The Company has sought to negotiate a settlement of the Maenza Note but due to a lack of current working capital has been unable to meet its commitments with respect to such a settlement. On July 5, 2006 a Summary of Foreign Judgment in Favor of Joseph Maenza for $65,000 plus $11,954 interest owing The Company continues in discussions with Maenza but it is unclear whether or not a revised settlement can be reached. The likelihood of loss in this case is probable in an amount that is moderately lower than the judgment amount of $76,954. The Company however, has accrued the full amount of the judgment.

Carlos Justiniano vs. Ecuity, Inc.

A decision was entered on July 20, 2005 against the Company by the California Department of Labor for unpaid consulting fees for past services rendered in the amount of $43,801 in favor of Carlos Justiniano. Subsequently, a judgment in that amount was entered in the Ventura County Superior Court for the same amount based on the award of the Labor Commissioner. The Company believes that the underlying claim is invalid and unenforceable as Mr. Justiniano’s work was limited to consulting services and was never engaged as an employee of the Company, nor has the Company ever had employees or an office based in the State of California, which should operate to preclude California Department of Labor jurisdiction in this matter. However, based on the entry of the judgment it is unlikely that the Company will be able to further contest the matter, the Company has recorded a reserve for the full amount of the judgment.

Sky Radio vs. Ecuity, Inc.

A judgment has been entered on May 3, 2005 against the Company for unpaid advertising fees in the amount of $8,547. The Company has made periodic payments against the outstanding balance reducing the balance owing to $2,885 plus $1,029 interest.

Citicorp Vendor Finance, Inc. vs. Ecuity Advanced Communications, Inc. Citicorp Vendor Finance, Inc. filed an action that has resulted in a claimed default judgement against Ecuity Advanced Communications for a claimed default on a lease for which Ecuity Advanced Communications believes Fox Communications was obligated to pay. An order of Default and Judgment was granted on August 30, 2005 in the amount of $89,425 in a matter styled as Citicorp Vendor Finance, Inc. v. Fox Communications nka Ecuity Advanced Communications, Inc. The likelihood of loss in this case is probable in the full amount of the judgment. The Company has accrued the full amount of the judgment.

Fisher Communications, Inc. vs. Ecuity Advanced Communications, Inc.

The Company’s subsidiary, Ecuity Advanced Communications, Inc. is the subject of a default judgment with Fisher Communications in regards to advertising services acquired during 2004 from Fisher’s KOMO Radio business unit in the amount of $40,392. The Company was served a garnishment writ against its accounts from this judgment but was able to subsequently enter into a settlement agreement with KOMO radio under the terms of which the Company has agreed to pay $15,000 on September 12, 2005 (paid) and an additional $12,000 on October 17, 2005, which the Company was unable to pay. Subsequently the Company negotiated a $13,000 settlement, which it has been unable to pay to date. The Company has accrued the remaining amount of the judgment should a new settlement not be able to be reached.

Stern & Company vs. Ecuity, Inc.

The Company is engaged in a lawsuit with Stern and Company in a contract dispute over a Public Relations services contract for a claim in the amount of $ 87,000 (“Stern Claim”). The Company feels that it is in a defensible position and has initiated a counterclaim in the pendent legal action. The lawsuit was filed in the Federal District Court for the Southern District of New York. The likelihood of loss in this case is reasonably possible. The Company has accrued the full amount named in the suit. However, this case has been settled for $15,000. Therefore the likelihood of loss has been established and is probable. The Company has over accrued by $72,000 as it had accrued for the full $87,000 named in the suit.
.
Jordan Shapiro vs. Ecuity, Inc.

The Company is engaged in a lawsuit with Jordan Shapiro in a contract dispute over unpaid consulting fees and stock in the amount of $142,500. This case was settled for $50,000 with a payment schedule established. The Company was unable to make the scheduled payments and therefore on June 6, 2006 a Motion for Entry of Judgment Based on Confession of Judgment was granted for $51,343, which includes prejudgment interest and attorney’s fees. Subsequent discussions have continued. Therefore the likelihood of loss has been established and is probable. The Company has over accrued by $91,157 as it had accrued for the full $142,500 named in the suit.

Novell, Inc. vs. Ecuity Advanced Communications, Inc.

The company’s subsidiary, Ecuity Advanced Communications, Inc. is subject to a default judgment with Novell, Inc. The judgment is a result of Ecuity Advanced Communications, Inc failure to pay the monthly rent payment to Novell from whom it sublet the premises at 800 Bellevue Way NE, Suite 600, Bellevue WA 98004. The judgment is for $182,481 plus attorney’s fees of $4,958. The likelihood of loss in this case is probable in the full amount of the judgment, $187,439. In addition there a contingent liability for rent from the time of eviction to the time the premise was re-rented. The Company has accrued the full amount of the judgment.

Potential Claim-Collins

In February 2006, a former employee of Ecuity Advanced Communications threatened suit for gender discrimination and harassment. No such allegation was made during her employment. A preliminary Investigation by counsel included a document review and discussions with relevant personnel. It was counsel's opinion that the claim was without substantial factual or legal foundation. Counsel advised that the claim should be strenuously denied and defended if necessary.  The claimant’s attorney was so advised.

Default Of Obligations by Y3K, Inc.

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

Equipment Lease

Y3K, Inc is in default in the amount of $121,565 for defaulted equipment lease, which is recorded in accounts payable at June 30, 2006.

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

Bank Loan

Y3K, Inc. is in default on a bank loan in the amount of $155,666, which is recorded in current notes and loans payable at June 30, 2006. The bank loan is an obligation of Y3K, Inc. for which the bank obtained a judgement. The bank assigned the promissory note to a collection agency in 2001, which did not send out a notice of the assignment calling for payment in the amount of $155,666. Since that time there has been no further contact from the bank or the collection agency. The obligation is secured with 400,000 shares of Y3K’s common stock. There has been no recent activity on the defaulted Bank Loan. The bank has sold the loan to a collection agency and has kept the stock. There has been no attempt on the collection agency’s part to collect the debt since 2002. The Company is obligated to wait for a period of seven years until the collection of such judgment expires.

The Company is ordinarily involved in other claims and lawsuits, which arise in the normal course of business, none of which currently, in management’s opinion, will have a material affect on the Company’s operations or financial position.

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

Period	High	Low

July 1, 2004 to September 30, 2004	$0.08	$0.02
October 1, 2004 to December 31, 2004	$0.07	$0.01
January 1, 2005 to March 31, 2005	$0.06	$0.03
April 1, 2005 to June 30, 2005	$0.04	$0.01
July 1, 2005 to September 30, 2005	$0.017	$0.009
October 1, 2005 to December 31, 2005	$0.003	$0.0098
January 1, 2006 to March 31, 2006	$0.0031	$0.01
April 1, 2006 to June 30, 2006	$0.0021	$0.01

All prices were based on the daily close quotations provided by Bloomberg.com.

We have 315 shareholders of record, based on stock listing provided by The Nevada Agency and Trust Company.

DESCRIPTION OF CAPITAL STOCK

General

The Company is authorized to issue up to 400,000,000 shares of common stock of which 279,184,853 shares of the common stock of the Company are issued and outstanding as of June 30, 2006. The Company has also issued 119,269,958 shares in the name of an escrow agent for Cornell Capital Partners L.P., which shares are held in escrow to secure the obligations of the Company to Cornell Capital Partners, L.P. An additional 42,103,194 shares of common stock are subject to current option agreements subject to approval of the stockholders and a requisite increase in authorized capital by the Stockholders.

The Company is currently not authorized to issue preferred stock.

Common Stock

All shares of Common stock that are currently issued and outstanding are fully paid and non-assessable. Shareholders of common stock have no right to subscribe to purchase additional shares of stock (“preemptive rights”). Each share of common stock is entitled to one vote on all matters submitted to a vote of shareholders. The holders of commons stock may not cumulate their votes in connection with the election of Board of Director candidates. Holders of common stock have no subscription or redemption rights.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ECUITY is a facilities-based telecommunication carrier serving primarily the small and medium sized business and home office markets and selected residential markets. The ECUITY service offerings are comprised of telecommunications and high-speed data services using both Voice over Internet Protocol (“VoIP”) delivery and traditional, legacy telephone switched networks. The ECUITY legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband internet services. With respect to its VoIP service offering ECUITY currently provides VoIP telephone services and high-speed data services businesses and residences over high-speed fiber optic networks and other selected high-speed broadband networks. Ecuity’s voice and data services focus on quality of service (“QOS”) and easy to use advanced calling features

Effective January 2, 2004 the Company completed its acquisition of selected assets of Fox Communications, Inc. through the Company’s wholly owned subsidiary, Ecuity Advanced Communications, Inc. (formerly “Ecuity Holdings, Inc.”).

With the completion of these acquisitions the Company has implemented its new VoIP service and has been able to provide VoIP services to several hundred end-users over various broadband pathways, including wireline broadband, broadband over wireless (WiFi) and Fiber-to-the-Premises (FTTP).  VoIP service offerings from the Company include business-related offerings such as hosted PBX replacement solutions for small business (IP-PBX), hosted IP trunking solutions (IP-Centrix), Remote Office and Mobile Worker solutions, with single or multi-line residential offerings for home offices and basic residential services.  The Company has been able to establish distribution relationships for the delivery of VoIP services through a variety of partnerships, including wholesale and retail channel relationships with Internet Service Providers (ISP) and telecommunications services resellers, a voice over WiFi provider with city-wide high speed broadband deployments, and a community-wide VoIP over FTTP service to a large residential development in a suburb of Seattle, Washington.

The Company over the last year has been in the process of streamlining its subsidiary Ecuity Advanced Communications.
In January 2006, management adopted a formal turn around plan in order to 1) dramatically cut the negative burn rate, 2) get to cash flow break even as quickly as possible, and 3) focus on those core areas of our business that provide higher margins and growth. To do this we:

•
Downsized the Company in order to cut monthly operating cost and achieve profitability as quickly as possible; we have already made cuts and we are in the process of making additional cuts to operating costs. We have reduced our work force from 23 to 15 fulltime employees.

•	Focused on our core business of VoIP telephone and high-speed Internet services, which are highly profitable.

•
Increased sales and marketing efforts by 1) focusing on resellers with whom we have a current relationship, 2) increasing focus on direct sales efforts with faster time to revenue, and 3) only developing new channel partners and potential joint venture arrangements that do not require extended marketing efforts.

•	Restructured the balance sheet and overall financial structure of the Company in cooperation with its largest creditors.

•	Raised additional cash through debt financing in order to sustain the business operations through to cash flow break-even.

With the adoption of the turn around plan, the Company has achieved the following:

1. As of June 30, 2006 it has raised $1,181,225 in operating loans from Digitaria Communication Networks, LLC, with whom it has an agreement to be the exclusive provider of VoIP telephone services and high speed broadband data services for Digitaria’s fiber to the premises business to master planned communities and apartment and condominium properties. This money has been used to initiate substantial cost cutting measures and to negotiate further restructuring of Ecuity’s financial obligations. The money was raised through convertible demand promissory notes.

2. It has achieved a forty-five percent (45%) reduction in the recurring operating expenses from the previous year.

3. It has consolidated its corporate headquarters to smaller, less expensive office space in the building in Seattle that houses its Network Operating Center (NOC).

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $26,367,167 as of June 30, 2006. In addition, for the years ended June 30, 2005 and 2006, we incurred a net loss of $4,975,844 and $5,648,456 respectively. We have a working capital deficit of $12,455,168 as of June 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. While assurances cannot be given that adequate financing can be obtained to meet our capital needs the Company continues to explore all possibilities such as mergers, acquisitions, and protection or liquidation under the applicable bankruptcy laws and to pursue alternative sources to meet its current and future capital requirements while continuing to expand its business to provide for additional cash flow from operations.

In addition to the foregoing the Company has operated with extremely limited operating cash. Cash on hand as of June 30, 2006 was $20,183 and is currently approximately $ 17,800. This continued and current limited operating cash position underscores the substantial doubt about the Company’s ability to continue as a going concern and its likely reorganization or liquidation.

Critical Accounting Policies

Revenue Recognition

Sales are comprised of gross revenues less provisions for estimated customer credits and other sales allowances. For telephony services, billing errors may be corrected for 30 days after the mailing of the monthly bill to customers. Usually such adjustments will be handled by phone with adjustment approved by a customer service manager. Provisions for estimated refunds and sales allowances are established by Ecuity concurrently with the recognition of revenue and are based on a variety of factors including actual refund and sale allowance history and projected economic conditions. We have not incurred any significant amount of refunds or sales allowances in fiscal years 2000 to 2006. Ecuity provides services for long distance and Internet access. Revenues are recognized when the services are provided. Amounts prepaid by customers are credited to Deferred Revenues and recognized in the period they are earned. Effective October 2000, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101 - “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101. There was no effect on the consolidated financial statements related to the adoption of SAB No. 101.

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

We anticipate that a minimum of $2,500,000 will be required to sustain existing operations for the next 12 months from the balance sheet date and to sustain corporate operations, which are segregated from its EAC subsidiary operations. Currently revenue in EAC is insufficient to provide for all operating costs including payroll, rent, selling expenses and costs of sales. Net operating losses for the six-month period ending June 30, 2006, indicate that EAC requires an amount in excess of $100,000 per month as additional funds to sustain the negative operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc. has no direct income therefore unless subsidiary revenues are available to use by Ecuity, Inc., there is in addition approximately $20,000 per month shortfall at Ecuity, Inc. for cash to pay administrative expenses.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

Results of Operations

For The Year Ended June 30, 2006 Compared To the Year Ended June 30, 2005

Revenues

Prior to January 14, 2004 Ecuity, then known as Y3K Secure Enterprise Software, Inc., was primarily a development stage software company without any significant revenues. On January 14, 2004, Ecuity purchased substantially all of the telephone business assets of Fox Communication, Inc., an 18-year-old regional telephone company located in Washington. Ecuity also took over Fox’s customer base of approximately 18,000 customers and associated revenues. During the calendar year 2004, the telephone assets were transitioned into Ecuity. Ecuity used its newly purchased assets and customer base to launch its telecommunications operations and generate revenue beginning January 2004. During the year ended June 30, 2006, we generated $2,351,637 in revenues, which was a decrease in revenues of $715,641 when compared to our revenues of $3,067,278 for the year ended June 30, 2005.

Cost of Revenues

For the year ended June 30, 2006, the cost of revenues was $1,308,619, or 56% of revenues, as compared to $2,002,241, or 65% of revenues, for the year ended June 30, 2005. This was a decrease in costs of $693,622. The decrease in costs is due primarily to management’s efforts to negotiate lower costs with vendors and to the increased efficiency of the Company’s network.

Gross Profit

For the year ended June 30, 2006, gross profit was $1,043,018, or 44% of revenues, compared to gross profit of $1,065,037, or 35% of revenues, for the comparable period of 2005. This was a decrease in gross profit for the year ended June 30, 2006 of $22,019.

Expenses

For the year ended June 30, 2006, our general and administrative expenses were $2,702,982, as compared to $4,798,603 for the year ended June 30, 2005. Our expenses decreased primarily from providing telecommunications services to our new customer base and maintaining the assets we purchased from Fox Communications, as well as lower expenses for consulting services and professional fees. For the year ended June 30, 2006, operating expenses consisted primarily of general and administrative expenses of $2,702,982, selling expenses of $365,130, amortization of our customer list of $312,864 and depreciation expense of $133,529, compared to $4,798,603 of general and administrative expenses, selling expenses of $704,244, and depreciation expense of $133,317 in the year ended June 30, 2005. The decline in general and administrative expenses resulted from reduced expenditures for salaries, rent, legal, and advertising in the current year.

Interest Expense

For the year ended June 30, 2006, interest expense was $2,746,602 as compared to $647,739 for the comparable period in 2005. The increase was primarily due to an increase the number of outstanding loans in the current year required to fund the Company’s operations. .

Net Loss

As a result of the foregoing factors, we incurred a net loss of $5,648,456 for the year ended June 30, 2006, compared to a net loss of $4,975,844 for the year ended June 30, 2005.

At June 30, 2006 we had current assets of $246,600 and current liabilities of $12,701,768, resulting in a working capital deficit of $12,455,168..

The Fiscal Year June 30, 2005 Compared to The Fiscal Year Ended June 30, 2004

Revenues

Prior to January 14, 2004 Ecuity, then known as Y3K Secure Enterprise Software, Inc., was primarily a development stage software company without any significant revenues. On January 14, 2004, Ecuity purchased substantially all of the telephone business assets of Fox Communication, Inc., an 18-year-old regional telephone company located in Washington. Ecuity also took over Fox’s customer base of approximately 18,000 customers and associated revenues. During the calendar year 2004, the telephone assets were transitioned into Ecuity. Ecuity used its newly purchased assets and customer base to launch its telecommunications operations and generate revenue beginning January 2004. During the year ended June 30, 2005, we generated $3,067,278 in revenues, which was an increase in revenues of $931,935 when compared to our revenues of $2,135,343 for the year ended June 30, 2004. Revenues for the 6-month period from January 1, 2005 through June 30, 2005 were $1,411,949, which was a decrease of 723,394 when compared to the comparable 6-month period in 2004.

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

Expenses

For the year ended June 30, 2005, our general and administrative expenses were $4,798,603, as compared to $5,551,351 for the year ended June 30, 2004. Our expenses decreased primarily from providing telecommunications services to our new customer base and maintaining the assets we purchased from Fox Communications. For the year ended June 30, 2005, operating expenses consisted primarily of general and administrative expenses of $4,798,603, selling expenses of $704,244, amortization of our customer list of $312,864 and depreciation expense of $133,317, compared to $5,551,351 of general and administrative expenses, selling expenses of $284,570, impairment of technology and acquired fixed assets and customer list of $5,702,843 and depreciation expense of $225,874 in the year ended June 30, 2004. The decline in general and administrative expenses resulted from reduced expenditures for salaries, rent, legal, and advertising in the current year.

Interest Expense

For the year ended June 30, 2005, interest expense was $647,739 as compared to $556,542 for the comparable period in 2004. The increase was primarily due to an increase the number of outstanding loans in the current year required to fund the Company’s operations. .

Net Loss

As a result of the foregoing factors, we incurred a net loss of $4,975,844 for the year ended June 30, 2005, compared to a net loss of $11,252,719 for the year ended June 30, 2004. The decreased loss was due primarily to the write-downs in the year ended June 30, 2004 for impairment in the carrying value of technology, acquired fixed asset and customer list, aggregating $5,702,843.

At June 30, 2005 we had current assets of $541,420 and current liabilities of $8,286,948, resulting in a working capital deficit of $7,745,528.

At June 30, 2006 the Company’s contractual obligations are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable and Long-Term Debt Obligations
Notes Payable and Convertible Debentures	$4,328,371	2,802,234	1,526,137	0	0
Derivative instruments liabilities	5,377,496	5,377,496	0	0	0

Capital (Finance) Lease Obligations	12,060	12,060	0	0	0

Operating Lease Obligations	312,021	150,504	161,517	0	0

Purchase Obligations	0	0	0	0	0

Other Long-term liabilities	201,764	0	201,764	0	0

Total	$10,231,712	8,342,294	1,889,418	0	0

Liquidity and Capital Resources

We continue to experience substantial cash flow difficulties and we expect to experience cash flow difficulties for an indefinite period. As a result, we have no plans to make any material capital expenditures. At June 30, 2006, we had a working capital deficit of $12,455,168. While the Company is substantially in compliance with its key vendors, it is currently in default of payment terms to several note holders as well as its former landlord. The Company currently has minimal cash reserves and is unable to raise additional capital through the Standby Equity Distribution Agreement as it terminated May 14, 2006. The Company continues to explore all possibilities such as mergers, acquisitions, and protection or liquidation under the applicable bankruptcy laws and to pursue alternative sources to meet its current and future capital requirements while continuing to expand its business to provide for additional cash flow from operations.

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

We had a consolidated operating net loss of $5,648,456 for the year ended June 30, 2006 compared to a net loss of $4,975,844 for the same period last year.

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

Since incorporation, we have funded our operations through private equity financings. As of June 30, 2006, our total assets were recorded at $1,453,122, consisting of $20,183 of cash, $172,288 of accounts receivable, net of allowance, $21,675 of inventory, $96,095 of deposits, $791,165 of acquired customer list (from Fox Communications), net of amortization, and $319,262 of net book value of equipment, furniture and fixtures. Our total liabilities were $14,429,669, consisting of $2,590,174 of current notes payable, $4,411,171 of accounts payable and accrued expenses, $109,444 of advanced billings of services, $212,060 of current portion of capitalized leases and note payable, and $1,526,137 of long-term portion of capitalized leases and note payable.

On March 30, 2006, Ecuity, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), pursuant to which the Company issued to Cornell secured convertible debentures in the principal amount of $3,121,192 (the “Convertible Debentures”). The Convertible Debentures were issued to consolidate the outstanding amounts of principal on prior funding, plus accrued and unpaid interest to date. The new secured convertible debentures, convertible into shares of the Company’s common stock, par value $0.001. On March 30, 2006, Ecuity, Inc. (the “Company”), also entered into an Investor Registration Rights Agreement (the “IRRA”) with Cornell Capital Partners, LP (“Cornell”) whereby the Company was obligated, within one hundred twenty days of March 30, 2006, to file and SB-2 registration statement on behalf of Cornell in an amount of three times the number of shares required to convert the Convertible Debentures into shares of the Company’s common stock. The Company will need to obtain shareholder approval to increase its authorized shares in order to successfully complete the issuance of the required SB-2 registration. The Company was unable to meet the specified timelines in respect to this agreement and therefore is in default. However the Company is working with Cornell to rectify this as quickly as possible.

In July 2006, the Company reached agreement with Fox Communication, subject to shareholder approval required to create a new class of preferred shares and increase the authorized shares of the Company, to restructure its indebtedness with Fox. The agreement provides for the Company to create a new class of preferred stock and issue preferred shares with rights and preferences that include the right to convert its preferred shares into shares of common stock in an amount not less than $2.3 million, with registration rights similar to those granted to Cornell Capital Partners, which will require the Company to file an SB-2 Registration Statement. Fox will be entitled, at its option, to convert all or any part of the preferred shares into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.00713 (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the then lowest closing bid price of the Common Stock as quoted by Bloomberg, LP (the “Market Conversion Price”). Under the agreement, Fox will reduce its note receivable from the Company to $500,000, pursuant to a new 6% note payable to be issued by the Company, with all principal and interest due and payable on December 31, 2008, convey to the Company, 23,750,000 shares of common stock currently owned by Fox, and release its lien on the Company’s accounts receivable. The Company was unable to meet the specified timelines in this agreement for the increase in authorized shares and the creation of the new class of preferred shares. However the Company is working with Fox to rectify this as quickly as possible.

The Company continues to operate at a recurring monthly loss. Digitaria Communication Networks, LLC, has been providing the necessary funding to allow the Company to continue its operations on a month-to-month basis.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the registrant's first fiscal year beginning on or after December 15, 2005, with early adoption encouraged.  In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company has adopted SFAS No. 123R as of July 1, 2006.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The Company will use the Black-Scholes model for valuing option expense and will amortize the compensation expense using the straight-line prorated method.  The Company has not yet determined the method of transitioning to SFAS No. 123R. The Company believes that the adoption of SFAS No. 123R will have a material impact on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

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

JUNE 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Ecuity, Inc. and its’ Subsidiaries as of June 30, 2005 and 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ecuity, Inc. and its’ Subsidiaries as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each year in the two year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As fully discussed in Note 3 to the financial statements, the Company has suffered current year losses from operations of $5,648,456, has a net capital deficiency of $12,976,547, and a cumulative deficit of $26,367,167 that raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines, Florida
October 13, 2006

ECUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30
	2006	2005
ASSETS
Current
Cash and cash equivalents	$20,183	$115,719
Accounts Receivable, net of allowance of $82,000 and $120,000	172,288	424,901
Inventory	21,675	800
Prepaid expenses	32,454	-
Total Current Assets	246,600	541,420

Deposits	96,095	118,464
Property and equipment, net	319,262	433,692
Acquired customer list, net of amortization	791,165	1,104,029

Total Assets	$1,453,122	$2,197,605

The accompanying notes are an integral part of these financial statements.

 ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued

	JUNE 30
	2006	2005
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current
Bank overdraft	$1,423	$-
Accounts payable and accrued liabilities	4,411,171	4,321,370
Debt and capital lease obligations ~~-~~ current portion	212,060	219,255
Derivative instruments liabilities	5,377,496	-
Loans payable	2,590,174	3,511,762
Deposits and advance billings	109,444	234,560
Total Current Liabilities	12,701,768	8,286,947
Long Term Liabilities
Long-term debt	1,526,137	1,263,188
Other non-current liabilities	201,764	-
Total Liabilities	14,429,669	9,550,135
SHAREHOLDERS’ DEFICIT
Share Capital:
Authorized: 400,000,000 common shares, par value $0.001 per share
Issued and outstanding
279,184,853 common shares outstanding at June 30, 2006
and 267,720,210 common shares at June 30, 2005	279,185	267,720
Additional paid-in capital	12,900,057	12,887,083
Additional paid-in-capital stock options issued	211,378	211,378
Accumulated deficit	(26,367,167)	(20,718,711)
Total Shareholders’ Deficit	(12,976,547)	(7,352,530)

Total Liabilities and Shareholders’ Deficit	$1,453,122	$2,197,605

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JUNE 30
	2006	2005
Revenues	$2,351,637	$3,067,278
Cost of revenues	1,308,619	2,002,241
Gross margin	1,043,018	1,065,037
Operating expenses
Selling expenses	365,130	704,244
General and administrative expenses	2,702,983	4,798,603
Depreciation and amortization of property and equipment	133,529	133,317
Amortization of customer list	312,864	312,864
Total operating expenses	3,514,506	5,949,028
Operating loss	(2,471,488)	(4,883,991)
Other income (expense)
Interest expense	(2,746,602)	(647,739)
Loss on change in fair value of derivative instruments	(611,059)	-
Gain on extinguishment of debt	73,168	560,515
Other miscellaneous income (expense)	107,525	(4,629)
Total other income (expense)	(3,176,968)	(91,853)
Net Loss for the year	$(5,648,456)	$(4,975,844)

Basic Loss per Share *
Net loss	$(0.021)	$(0.027)
Weighted Average Number of Common Shares Outstanding	269,057,122	185,810,552

*The effects of outstanding stock options and warrants have not been computed as the results of the calculation would be anti-dilutive.

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30
	2006	2005
Cash Flows from Operating Activities
Net loss	$(5,648,456)	$(4,975,844)
Adjustments to reconcile Net Loss to Net Cash from Operating Activities:
Decrease in allowance for doubtful accounts	(38,000)	(59,300)
Depreciation and amortization of property and equipment	133,529	133,317
Amortization of customer list	312,864	312,864
Loss on disposal of equipment	1,741	3,488
Value of derivative conversion options at issuance in excess of face value of debt	773,067	-
Loss on change in fair value of derivative instruments	611,059	-
Interest expense from accretion of convertible notes and debentures	1,247,470	-
Common stock issued for services	-	1,190,425
Common stock issued for financing fees	-	170,000
Shares cancelled for non-performance of services	(3,813)	-
Decrease in liabilities to be settled in common stock	-	(167,000)
Gain on extinguishment of debt	(73,168)	-
Other non-cash settlement of liabilities	(374,199)	-
Other	-	11,522
Changes in current assets and liabilities:
Decrease in accounts receivable	290,613	235,685
Increase in prepaids and other current assets	(10,118)	(44,858)
Increase in inventory	(20,875)	(800)
Increase in accounts payable and accrued liabilities	812,362	1,366,812
Increase in bank overdraft	1,423	-
Decrease in deposits and advanced billings	(125,116)	(94,693)
Cash used in operating activities	(2,109,617)	(1,918,382)

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	YEARS ENDED JUNE 30
	2006	2005
Cash Flows from Investing Activities
Purchase of property and equipment	(20,840)	(71,151)
Sale of customer list	-	260,707
Decrease in long-term deposits	33	-
Cash provided by (used in) investing activities	(20,807)	189,556
Cash Flows from Financing Activities
Proceeds from loans payable and capital leases	2,139,924	2,291,932
Payments on loans payable and capital leases	(228,944)	(1,143,082)
Common stock issued for cash	-	588,000
Repurchase of common stock for cash	(50,000)	-
Increase in non-current interest payable	173,908	-
Cash provided by financing activities	2,034,888	1,736,850
Net Increase (Decrease) In Cash	(95,536)	8,024
Cash And Cash Equivalents, Beginning Of Year	115,719	107,695
Cash And Cash Equivalents, End Of Year	$20,183	$115,719

Cash paid for interest	$64,907	$99,489
Cash paid for state taxes	$70,623	$-

 (Company received a credit in 2005 canceling all taxes paid in 2005)

Supplemental Information:
Non-cash Investing/Financing Activities:

(1) Conversion of accrued interest payable to Convertible Debentures to Cornell Capital	$315,614
(2) Conversion of Debentures to Common Stock and additional paid-in-capital - Cornell Capital	$56,192
(3) Reclass of defaulted Note Payable subject to judgement to accounts payable	$65,000
(4) Reclass of prior year accrued interest payable to non-current liability in current year	$27,856
(5) Conversion of note payable and accrued interest to Common Stock and additional paid-in-capital	$6,599
(6) Reclass of past due payments on notes payable to accounts payable	$4,875

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	COMMON STOCK		ADDITIONAL PAID-IN	STOCK OPTIONS
	SHARES	PAR	CAPITAL	ISSUED	DEFICIT	TOTAL
Balance, June 30, 2004	113,260,948	$113,261	$8,601,184	199,856	$(15,742,867)	$(6,828,566)
Vested options				9,442		9,442
Stock options issued				2,080		2,080
Shares for debt extension	1,000,000	1,000	169,000			170,000
Sale of common stock (cash)	33,530,414	33,530	554,470			588,000
Shares issued for services	30,947,954	30,948	1,159,478			1,190,426
Sale of common stock Credit Line/debentures	85,080,894	85,081	2,406,851			2,491,932
Shares issued for Collateral	3,900,000	3,900	(3,900)			-
Net loss					(4,975,844)	(4,975,844)
Balance, June 30, 2005	267,720,210	267,720	12,887,083	211,378	(20,718,711)	(7,352,530)
Shares issued for debt reduction	13,095,909	13,096	65,156			78,252

Shares cancelled for non-performance of services	(381,266)	(381)	(3,432)			(3,813)
Shares re-purchased for cash	(1,250,000)	(1,250)	(48,750)			(50,000)
Net loss					(5,648,456)	(5,648,456)
Balance, June 30, 2006	279,184,853	$279,185	$12,900,057	$211,378	$(26,367,167)	$(12,976,547)

The accompanying notes are an integral part of these financial statements.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

The Company provides services primarily for voice over Internet protocol (VoIP), long distance and internet access. Revenues are recognized when the services are provided. Amounts prepaid by customers are credited to Deferred Revenues and recognized in the period they are earned.

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

JUNE 30, 2006 AND 2005

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Loss per Share

Basic loss per share is calculated on the basis of the weighted average number of common shares outstanding. Diluted loss per share is calculated in the same manner as basic loss per share amounts, except for the effect of the potentially issuable shares resulting from the exercise of outstanding stock options and warrants. Fully diluted earnings per share exclude potentially issuable shares that are anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period of the registrant's first fiscal year beginning on or after December 15, 2005, with early adoption encouraged.  In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company has adopted SFAS No. 123R as of July 1, 2006.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The Company will use the Black-Scholes model for valuing option expense and will amortize the compensation expense using the straight-line prorated method.  The Company has not yet determined the method of transitioning to SFAS No. 123R. The Company believes that the adoption of SFAS No. 123R will have a material impact on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

2. OPERATING SEGMENTS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements, including segments by product and service, by geographic area, by legal entity and by type of customer. Further a reportable segment shall be segregated if it represents 10 percent or more of combined revenue. All sales of the Registrant are in the United States as of the year ended June 30, 2006 and for all prior periods. The Company currently operates in one segment.

3. NATURE OF OPERATIONS AND GOING CONCERN

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. In order to sustain minimum operations and meet debt service obligations, the Company needs to raise a minimum of $2,500,000 over the next 12 months. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and the sale of, its products. Additionally, if the Company does not obtain sufficient working capital, it may be forced to stop operations within the next four months. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
4. ACQUISITION OF ASSETS AND SUBSIDIARIES

Fox Communications, Inc. - Effective January 2, 2004, Ecuity, Inc. through its wholly-owned subsidiary, Ecuity Advanced Communications (initially incorporated under the name “Ecuity Holdings, Inc.”), a Washington corporation ("EAC"), the Company entered into a contract to purchase a substantial portion of the assets ("Assets") and liabilities of Fox Communications, Inc., a Washington corporation ("Fox"). The purchase (the "Transaction") pursuant to an Asset Purchase Agreement ("Purchase Agreement") was closed on January 14, 2004.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

Fox was incorporated in the state of Washington on January 5, 1989 and is in the business of providing business and residential long distance telephone service, Internet dial up, web hosting services, conferencing calling. As a result of the acquisition, Ecuity, Inc., through EAC, will focus its sales and marketing efforts on the delivery of these “legacy” telecommunications services, as well as to expand into unified end-to-end communication solutions through the addition of voice over Internet protocol (VoIP).

The aggregate purchase price was $4,926,882, including $100,000 of cash, a note payable for $3,675,000 and 6,722,722 shares of common stock valued at $1,151,882. The value of the common shares issued was based on the closing bid price of $.17 per share for the Company’s common stock on January 14, 2004.

The following table summarizes the allocation of the aggregate purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At January 2, 2004:

Current assets, primarily accounts receivable	$1,075,579
Property and equipment	1,114,096
Intangible assets - Customer List	4,518,428
Total assets acquired	6,708,103
Current liabilities assumed	(1,781,221)
Net assets acquired	$4,926,882

Subsequent to the acquisition date, the Company engaged an outside valuation firm to provide values necessary to finalize the allocation of the purchase price to the acquired assets. Based on the valuation and subsequent investigation by the Company, as described in Note 6 below, the original allocation of the purchase price to property and equipment was reduced by $767,421 at June 30, 2004. Based on the valuation, as described in Note 7 below, the original fair value assigned to the acquired customer list decreased by $2,654,428 to $1,864,000 at June 30, 2004. The acquired customer list is being amortized over its projected useful life of five (5) years, commencing January 2, 2004.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

The assets acquired by Ecuity, Inc. include the competitive local exchange carrier ("CLEC") consisting of a customer base of 18,000 residential and business customers, conferencing and ISP operations, voice over internet protocol services, fully functioning customer service and billing capabilities. Additionally, the Transaction included the recently upgraded Network Operating Center ("NOC") that allows for the significant expansion of unified end-to-end communication solutions through the addition of voice over IP (VoIP). In addition to the growth of the unified products and services, ECUITY believes that the new NOC increases efficiencies, reduces costs and has a positive impact on operating revenue. The Assets acquired by the Company include:

•  Certain fixed assets and equipment, as well as any and all permits, licenses, consents and approvals held by Fox which are assignable to Ecuity. All such fixed assets and equipment, which Fox had used in its operation as a converged internet content provider and producer of affinity portals, shall be used in a similar manner by Ecuity.

•  All of Fox's right, title and interest in and to a number of websites, including foxinternet.com, as well as any other tangible or intangible assets of Fox used or useful in the joint operations that existed prior to the Transaction, but excluding certain assets listed in the Purchase Agreement. The Company concluded that intangible assets other than the Customer List, did not have significant value to the on-going operations of EAC and were not allocated a portion of the original purchase price.

During the fiscal year ended June 30, 2004, the Company paid $300,000 of the purchase price, including the $100,000 initial payment. The balance of the Note Payable, $3,475,000, was to be paid pursuant to the terms of a promissory note ("Note") issued to Fox by Ecuity. The original note called for payments that were in default as of a payment due date of March 5, 2004.

Since March 2004, the Company has re-negotiated various extensions and revisions to the note. The most recent adjustment resulted in the following:

Payment of $800,000 in cash during 2005, and a fixed reduction in the note of $225,000 representing an adjustment against the total of accounts receivable acquired, less the sum of the accounts payable, accruals and deferred income balances.

In addition, the Company and Fox agreed, effective March 31, 2005, to reduce the note by $1,000,000 in exchange for the issuance of 28,277,278 common shares of Ecuity, Inc., and finally to extend the due date to November 2005 for $200,000 of the balance of the note plus accrued interest, with the remaining principal of $1,250,000 and all accrued interest due July 1, 2007.

In March 2005, a revision in terms provided that there was a waiver of all interest accrued through March 31, 2005, resulting in approximately $391,000 classified as gain on extinguishment of debt.

Payment of the Note is secured by all of the Assets and by the issued and outstanding shares of EAC, all of which shares are held by the Company. In addition, the Company is a guarantor of the Note pursuant to a Parent Guaranty agreement between the Company and Fox. The Company and EAC expect to finance the Note payments through additional debt and equity investments into the Company.

5. INVENTORIES

Inventories consist of software licenses to attach new clients to access our networks utilizing the VOIP technology. The licenses are carried at the lower cost or market and are accounted for using the first-in, first-out method ("FIFO"). Currently, the company has 1,000 premium  residential / small office, home office ("SOHO") licenses and 1,000 messaging licenses.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

6. LOANS AND OTHER OBLIGATIONS PAYABLE

	2006	2005
a) Loan due to bank - defaulted in year 2001 (unsecured)	$155,666	$155,666

b) Unsecured loans, payable on demand, with interest at 12% per annum - non related parties	783,042	462,984
Related Parties - with interest ranging from 4% to 18%	473,671	823,071

c) Promissory notes to Cornell Capital at 12% per annum	0	1,950,000

d) Contract for advance on credit card receipts	16,570	120,041

f) Related Party - Convertible Demand notes to Digitaria Communications	1,161,225	0

Total Current Loans Payable	$2,590,174	$3,511,762
Short-term portion of derivative instruments liabilities(notes f, g)	$5,377,496	$0
e) Current portion of note due to Fox Communications, Inc.	$200,000	$200,000
Current portion of capital lease obligations	12,060	19,255
Total current portion of long term debt	$212,060	$219,255

e) Long-term portion of note due to Fox Communications	$1,250,000	$1,250,000
g) Convertible Debenture to Cornell Capital	$276,137	0
Long-term portion of capital lease obligations	0	13,188
	$1,526,137	$1,263,188

h) Other non-current liabilities	$201,764.	0

a)
This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year.

b)
There are eight private parties, plus officers and Directors, comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $352,500, is one of the Company’s original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender is founder/Director Jeff Haberman, with four loans totaling $282,996, two of which, amounting to $112,240, are convertible to shares of common stock at a conversion price of $.016 per share. Officers/Directors Shane Smith and King Cole have advanced funds in the aggregate amount of $190,675, of which $133,560 is convertible to shares of common stock at conversion prices ranging from $.0128 to $.04 per share. Seven other non-related parties, including three ex-officers of the Company, have made loans totaling $430,542. A non-related party with a $100,000 loan has an option to convert the loan to common shares at a conversion price of $.012 per share. An ex-officer with a $27,500 loan has an option to convert the loan to common shares at a conversion price of $.025 per share.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

6. LOANS AND OTHER OBLIGATIONS PAYABLE (continued):

c)
Cornell Capital Partners issued a note with an initial principal amount of $350,000 and also issued a note in the initial principal amount of $1,000,000. The $1,000,000 note has been paid down by $500,000 from the sale of common stock under the terms of the Equity Line of Credit. Cornell then advanced $1,100,000 in May 2005. Since the Company’s stock has declined significantly from the date of the initial loan, Cornell believed it would not be in their or the Company’s best interest to continue to sell shares into the marketplace to repay the debt and have held off selling shares into the marketplace for an undetermined period. On March 30, 2006, these notes, along with additional debt issued in the current year and accrued but unpaid interest, were converted to new convertible debentures issued to Cornell Capital Partners (see footnote “g)” below).

d)
EAC contracted with a finance company for an advance secured by certain credit card receivables. The agreement provides that specified daily credit card receipts are applied to reduce the loan. The loan interest is at an annual rate of 29%.

e)
The note was issued by Ecuity Advanced Communications and is guaranteed by all of its assets excluding the assets of the Network Operations Center. Additionally Ecuity Advanced Communications, Inc. note to Fox is guaranteed by Ecuity, Inc. As part of the renegotiations with Fox, $1,250,000 of the note obligation was extended to the year 2007 with Fox holding liens against all of the assets excluding the assets of the Network Operations Center.

f)
On November 7, 2005, the Company entered into a preliminary letter of intent (“Digitaria LOI”) with Digitaria Communications Networks, LLC (“Digitaria”) under the terms of which Digitaria will seek to acquire over fifty percent (50%) of the Stock of Ecuity, thus leading to a change of control of Ecuity. Execution of the acquisition of over fifty percent (50%) of the Stock of Ecuity by Digiteria will be contingent upon Digiteria completing a fund raising that will allow Digiteria to raise the funds necessary make this acquisition. Digitaria also stated its intention to seek to purchase the interest of Cornell Capital, Ecuity's senior secured lender, and to provide future funding to the operations of Ecuity as debt or equity or prepaid services. As part of the Digiteria LOI, Ecuity and Digiteria set forth the intention of the parties for Ecuity to provide VoIP and other communications services under an exclusive services agreement to provide services to Fiber-to-the-Premise (“FTTP”) communities that may be developed by the through Digitaria. Digitaria Communication Networks, LLC (“Digitaria”) is entitled, at its option, to convert, and sell all or any part of the principal amount of the various demand notes issued during the year, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to either (a) the closing share price on the day the Note was entered into or (b) the closing share price on the day that notice of exercise of Option to Convert is given to the Company. The convertible notes accrue interest at 10% per annum.

The computed fair values at issuance of the options to convert (“Derivative Instruments Liability”), aggregating $969,914, has been recorded as a short-term liability in the Consolidated Balance Sheet at March 31, 2006, with the remainder of $191,311 ascribed to the carrying value of the Convertible Demand Notes. Since the notes are callable on demand, the difference between the carrying amounts and the face amounts of the Convertible Demand Notes, amounting to $969,914, was immediately recorded as an adjustment to the carrying amount in the Consolidated Balance Sheet and recorded as interest expense in the Consolidated Statement of Operations.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

At the end of each reporting period, the recorded values of the options are adjusted to current fair value at that date (“marked-to-market”). The computed fair values at June 30, 2006 of the options to convert, amounting to $500,537, resulted in a gain on change in fair value of derivative instruments of $469,377 during the year.

At June 30, 2006, the conversion of all outstanding principal and accrued interest owed to Digitaria at that date would result in the issuance of 430,172,600 shares of common stock, which would result in a change in control of the Company.

g)
On March 30, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), pursuant to which the Company issued to Cornell secured convertible debentures, convertible into shares of the Company’s common stock, par value $0.001, (a) in the principal amount of $2,921,192, issued to consolidate the outstanding amounts of principal on prior fundings, amounting to $2,605,578, plus accrued and unpaid interest to date of $315,614, and (b) in the principal amount of $172,500, issued to provide new funding to the Company (the “Convertible Debentures”). The Convertible Debentures are secured by substantially all of the Company’s assets, have maturity dates of December 31, 2008, and accrue interest at 6% per annum. On March 30, 2006, the Company also entered into an Investor Registration Rights Agreement (the “IRRA”) with Cornell, whereby the Company was obligated, within one hundred twenty days of March 30, 2006, to file an SB-2 registration statement on behalf of Cornell in an amount of three times the number of shares required to convert the Convertible Debentures into shares of the Company’s common stock. The Company will need to obtain shareholder approval to increase its authorized shares in order to successfully complete the issuance of the required SB-2 registration. The Company was unable to meet the specified timelines in respect to this agreement and therefore is in default. The Company is working with Cornell to cure the default.

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

The computed fair value at issuance of the options to convert (“Derivative Instruments Liability”), amounting to $3,866,757, was initially recorded as a liability in the Consolidated Balance Sheet at March 31, 2006. The excess of the fair value over the face amount of the Convertible Debentures, amounting to $773,065, was recorded as Interest Expense in the Consolidated Statement of Operations. At the end of each reporting period, the recorded value of the options are adjusted to current fair value at that date (“marked-to-market”). The computed fair value at June 30, 2006 of the remaining outstanding options to convert, amounting to $4,876,960, resulted in a loss on change in fair value of derivative instruments of $1,080,436 during the year.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

Beginning in April 2006, a monthly accretive charge to Interest Expense, amounting to $277,556 through June 30, 2006, is being recorded over the outstanding term of the Convertible Debentures to recognize the face value of the debentures over their outstanding term. At June 30, 2006, the outstanding balance of Convertible Debentures, amounting to $276,137, represents the total accretion through that date, less the portion related to the $56,192 of debentures converted on April 26, 2006.

The Company may redeem a portion or all outstanding principal amounts plus accrued interest due and outstanding under the Convertible Debentures prior to their maturity dates. The redemption price is equal to 120% of the principal amount of the Convertible Debentures being redeemed.

At June 30, 2006, the conversion of all outstanding principal and accrued interest owed to Cornell at that date would result in the issuance of 1,762,391,829 shares of common stock, which would result in a change in control of the Company.

Possible Change In Control If All Options and Warrants Are Exercised

In the event that all of the options and warrants that are issued and outstanding at June 30, 2006 were to be exercised, there would be a change in control of the voting shares of the Company in favor of Cornell Capital Partners, LP.

h)
Other non-current liabilities consist of interest payable at maturity on the long-term portion of the note payable to Fox Communications, amounting to $155,078, and the convertible debentures to Cornell, amounting to $46,686.

In addition to the table above:

The Company signed an employment contract with Mr. Andrew Buffmire to be the Company’s CEO on May 20, 2005. The contract stipulated the starting annual wage to be $180,000. Subsequently an Amendment was signed on July 24, 2005 that reduced Mr. Buffmire’s annual salary to $144,000 until the Company reaches positive cash flow from operations, at which time the salary would revert back. Mr. Buffmire resigned as CEO effective November 30, 2005. As the Company was able to only partially pay Mr. Buffmire his full or reduced salary, he is owed $27,500 in accrued salary as of June 30, 2006.

The Amendment also stated that if the Company is unable to fully pay his salary at this new level within 30 days of the due date of that salary, Mr. Buffmire shall, in lieu of any such shortfall, receive fifty percent (50%) of such shortfall in the form of shares of stock in the Company at a value equal to the closing price of the Company’s common stock on the date of the execution of the Amendment. Mr. Buffmire will also be issued warrants equal to the number of shares issued at the same closing price. As of June 30, 2006, Mr. Buffmire is owed 1,526,781 shares and an equal number of warrants. The issuance of these shares and warrants is contingent upon the shareholder’s approval of the increase in the Company’s authorized shares.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

Standby Equity Distribution Agreement

On February 2, 2004, the Company filed a SB-2 registration statement in order to register 60,000,000 common shares under the Equity Line of Credit and a revised SB-2 registration statement was filed March 15, 2004 and became effective May 12, 2004.

The revised Equity Line of Credit (now called the “Standby Equity Distribution Agreement” or “SEDA”) provides that we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $20 million. The amount of each advance is subject to a maximum advance amount of $280,000, and we may not submit any advance within seven trading days of a prior advance. The SEDA expired in February 2006.

7. Capital Assets

The following table sets forth the capital assets of the Company and its wholly owned subsidiaries.

June 30, 2006

Description of Asset	Cost or initial Valuation Basis	Additions	Disposals	Accumulated Depreciation	Net Book Value
Computers and Equipment	$321,281	2,276	3,481	151,997	168,079
Computer Software	74,330	7,591		48,707	33,214
Switch Equipment	145,854	4,316		65,938	84,232
Switch Equip. Internet	2,956	5,855		1,876	6,935
Leasehold Improvements	25,488			10,499	14,989
Office Equip.	31,094	800		20,081	11,813
	$601,003	20,838	3,481	299,098	319,262

June 30, 2005

Description of Asset	Cost or initial Valuation Basis	Additions	Disposals	Accumulated Depreciation	Net Book Value
Computers and Equipment	$316,105	5,176		89,146	232,135
Computer Software	38,200	36,130		22,114	52,216
Switch Equipment	138,535	8,819	1,500	36,127	109,727
Switch Equip. Internet	2,956			700	2,256
Leasehold Improvements	25,043	445		5,401	20,087
Office Equip.	13,512	20,581	3,000	13,822	17,271
	$534,351	71,151	4,500	167,310	433,692

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

8. ACQUIRED CUSTOMER LIST

The following table presents the components of the Company’s acquired definite life intangible assets and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheets as of June 30, 2006:

	Initial Carrying Value	Impairment	Sale of Long Distance	Accumulated Amortization	Net Carrying Value
Acquired Customer List for Telephony and ISPs	$4,518,428	2,654,428	260,707	812,128	791,165

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

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

Acquisition-related amortization in the Consolidated Statements of Operations for the year ended represents the amortization of definite life intangible assets.  The Company’s definite life intangible assets consist of customer lists and other assets that are not deemed to have indefinite lives acquired in conjunction with the purchases of businesses and subscribers of ISPs, but exclude any acquired hardware and software. Generally, definite life intangible assets are amortized on a straight-line basis over five years from the date of their respective acquisitions.   Based on the current amount of definite life intangible assets, the Company expects to record amortization expense of approximately $78,216 every three-month period and for the years ending June 30, 2007 through June 30, 2009 as follows:

Year Ending June 30, 2007	$312,864
Year Ending June 30, 2008	$312,864
Year Ending June 30, 2009	$165,437
Total	$791,165

9. LEASE COMMITMENTS

Effective April 1, 2006, the Company obtained new corporate offices at the Westin Building, 2001 Sixth Avenue, Suite 3302, Seattle, WA 98121. The lease is for 2,717 sq. ft. with an expiration date of March 31, 2009 with an initial lease rate of $4,980 per month with periodic increases up to $5,660 per month through the lease termination date.

In addition to the above, the Company leases a cage to house our Network Operating Center (“NOC”) at the Westin Building, suite 3360 Cage B, through December 31, 2007 at a monthly lease of $6,332, and a working office at Suite 3340, next to the NOC, through December 31, 2007 at a monthly lease of $1,116.

The lease commitments through the lease terms of all operating leases are as follows:

Year 2007	150,504
Year 2008	110,577
Year 2009	50,940
Total	$312,021

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

10.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. At June 30, 2006 the Company had remaining stock options (24,133,640) and warrants (16,009,554) totaling 40,143,194 common shares that have been granted to various employees, directors, consultants and lenders at prices ranging from $.02 to $.75 per share. Upon termination, vested options may be exercised within 90 days or they are determined to be expired. Total options granted and outstanding at June 30, 2006 total 24,133,640 at exercise prices ranging from $.014 to $.40 plus warrants issued totaling 17,969,554 which provide for the purchase of common shares on a 1 to 1 basis at prices ranging from $.025 to $.75 per share. At June 30, 2006 there were a total of 8,426,193 options and 16,009,554 warrants vested and exercisable.

11. RELATED PARTY TRANSACTIONS

All five members of the Company's Board of Directors are also stakeholders in Digitaria including Shane Smith, the Chairman and CEO of the Ecuity, and therefore, the Company may be influenced by Digitaria's interests. This change in the composition of the Board was concurrent with the commencement of the financing from Digitaria at the end of 2005 (see Note 6 f) above).

During 2005 and through mid-2006, the Company had consulting agreements with its President, two Vice Presidents, its Secretary/Treasurer, and a major shareholder. Consulting fees paid or accrued to these stockholder/officers for the year ended June 30, 2006 totaled $532,206 ($993,000 as reported in 2005). Mr. Cole, Mr. Smith and Mr. Caldwell had verbal contracts in place that have provided for monthly remuneration commencing at the rate of $120,000 for Mr. Cole and Mr. Smith, $84,000 for Mr. Caldwell plus a bonus to Mr. Smith of $33,500 for previous years work completed. Mr. Buffmire, ex-president and CEO was to receive $15,000 per month effective from June 15, 2005 through the date of his resignation on November 30, 2005. All officers will accrue unpaid wages, without interest, until paid. Although Mr. Haberman’s annual remuneration was set at $120,000, he received a bonus of 12,700,000 common shares valued at $508,000. No consulting agreements are in effect at June 30, 2006.

Unpaid cumulative wages and fees to stockholder/officers at June 30, 2006 are as follows:

Mr. Andy Buffmire, ex-President and CEO	$27,500
Mr. King Cole, President	$168,650
Mr. Leon Caldwell, ex-Secretary/Treasurer	$149,800
Mr. Shane Smith, CEO	$171,006
Mr. James Stephens, past consultant	$38,936
Mr. Jeffrey Haberman, founder and consultant, Director	$142,584
Total unpaid wages and consulting fees	$698,726

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

11. RELATED PARTY TRANSACTIONS (continued)

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

12. INCOME TAXES

At June 30, 2006, the Company had a net operating loss carryforward for Federal tax purposes of approximately $26,367,000. These carryforwards begin to expire in 2020. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

The Company provides for deferred taxes based on the difference between the basis of assets and liabilities for financial reporting purposes and the basis for income tax purposes, calculated using enacted rates that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets are as follows:

As of June 30	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$9,228,508	$7,251,549
Valuation allowance	(9,228,508)	(7,251,549)
Net deferred taxes	$-	$-

The reconciliation of the income tax provision (benefit) calculated using the Federal statutory rates to the recorded income tax provision are as follows:

Year ended June 30	2006	2005

Expected tax benefit at 35% of pretax income	$(1,976,960)	(1,741,546)
Tax benefit not recognized due to valuation allowance	1,976,960	1,741,546
Total tax benefit	$-	$-

State taxes in Washington state are paid as Business and Occupation taxes and are based on gross revenues. The total paid for the year by Ecuity Advanced Communications was nil as prior year’s credits were utilized in the current year.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

13. STOCK BASED COMPENSATION

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

Capital stock is issued to consultants and non-employees from time to time in exchange for services performed for the Company. The cost of the services is charged to operations and additional paid-in capital is increased by the excess of the cost of the services over the par value of the common stock issued. In addition, under SFAS No. 123 the Company is required to calculate the option value of stock options and warrants issued to non-employees using the Black Scholes Merton formula. Under this method, issued options and warrants were determined to have no cost to the Company in 2006 and 2005.

During 2006, the Company did not issue any shares of common stock for services. During 2005, the Company issued 30,947,954 shares of common stock for services amounting to $1,190,426 as follows:

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

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

13. STOCK BASED COMPENSATION (continued)

Changes in outstanding stock options are as follows:

	SHARES	PRICE RANGE	WEIGHTED AVERAGE
Balance, June 30, 2004	16,567,100	$0..02-0.40	$0.118

Granted	22,080,834	.02-.20	.030
Exercised
Expired	(13,893,334)	.10-.11	.011

Balance, June 30, 2005	24,754,600	.02-.40	.058

Granted	25,000	.014 - .04	.030
Exercised
Cancelled	(153,000)	.20	.20
Expired	(492,960)	.10 - .11	.011

Balance, June 30, 2006	24,133,640	.014-.40	.052

As at June 30, 2006, stock options outstanding are as follows:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE
$0.014-0.40	24,754,600	$0.052	$0.2-.040	8,426,193	$0.099

During the year, three non-related option holders voluntarily agreed to cancel an aggregate of 153,000 options at a price of $.20. The Company agreed to grant an aggregate of 153,000 new options at a price of $.10 to these individuals, at such time as the Company increases its authorized shares. An officer, a director, a consultant and three ex-officers agreed to defer their rights to exercise an aggregate of 14,750,000 options, amounting to 30,000 options at a price of $.014, 11,310,000 options at a price of $.02, 10,000 options at a price of $.03, 10,000 options at a price of $.03, and 3,400,000 options at a price of $.05, until such time as the Company increases its authorized shares.

As at June 30, 2006, warrants to purchase common shares outstanding are as follows:

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE
$0.025-0.75	17,969,554	$0.062	$0.035-.75	16,009,554	$0.067

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

13. STOCK BASED COMPENSATION (continued)

During the year, three non-related warrant holders voluntarily agreed to cancel an aggregate of 1,500,000 warrants, 400,000 at a price of $.20, 300,000 at a price of $.50, 300,000 at a price of $.75, and 500,000 at a price of $.06. The Company agreed to grant an aggregate of 1,500,000 new warrants, 400,000 at a price of $.10, 300,000 at a price of $.25, 300,000 at a price of $.37, and 500,000 at a price of $.03 to these individuals, at such time as the Company increases its authorized shares. An Officer and an ex-Officer agreed to defer their rights to exercise their warrants, amounting to 1,800,000 warrants at a price of $.025 and 160,000 warrants at a price of $.04, until such time as the Company increases its authorized shares.

As at June 30, 2005, stock options outstanding are as follows:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE
$0.02-0.40	24,754,600	$0.058	$0.2-.040	22,378,216	$0.055

As at June 30, 2005, warrants to purchase common shares outstanding are as follows:

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS
PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE
$0.06-0.75	20,836,325	$0.138	$0.6-.075	20,836,325	$0.138

The value of options granted under the stock option plan during 2005 and 2006 is $Nil. Accordingly, no adjustment would be made to earnings calculated under the alternative method of accounting for stock options described in SFAS No. 123 - “Accounting for Stock Based Compensation”.

14. COMMITMENTS AND CONTINGENCIES

The Company has a contingent liability in the amount of $100,000 for a letter of credit put in place by a shareholder. This letter of credit is for the benefit of EAC for a deposit to a vendor, Level 3 Communications.

ECUITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

15.  CONCENTRATION OF SALES AND PURCHASES

The Company’s subsidiary, Ecuity Advanced Communications has no customers that exceed ten (10%) percent of annual sales, however, there are two vendors with purchases that exceed ten (10%) percent of the cost of sales. These vendors and their purchase amounts are as follows:

QWEST	$205,192
Level 3 Communications	$288,878

16.  SUBSEQUENT EVENTS

On July 13, 2006, as amended on July 21, 2006, Cornell Capital Partners executed a Conversion Notice in the amount of One Thousand Two Hundred Thirty-six dollars and Fifteen Cents ($1,236.15), representing a conversion under the terms of the Convertible Debenture dated March 30, 2006. This resulted in the sum of One Million Five Hundred Forty-five Thousand One Hundred Eighty-nine  (1,545,189) restricted common stock shares being issued in certificate form in the name of Cornell Capital Partners, LP.

On July 28, 2006, Cornell Capital Partners executed a Conversion Notice in the amount of Nine Thousand Seven Hundred Sixty-three dollars and Eighty-five Cents ($9,763.85), representing a conversion under the terms of the Convertible Debenture dated March 30, 2006. This would have resulted in the sum of Twelve Million Two Hundred Four Thousand Eight Hundred Twelve (12,204,812) restricted common stock shares being issued in certificate form in the name of Cornell Capital Partners, LP. However, the conversion was made with the understanding that the Company does not, at that time, have sufficient authorized and available shares in order to issue such shares as are required to satisfy the conversion. Accordingly, the Conversion Notice will be executed at such time as the Company increases its authorized shares.

In July 2006, the Company reached agreement with Fox Communications, Inc. subject to shareholder approval required to create a new class of preferred shares and increase the authorized shares of the Company, to restructure its indebtedness with Fox. The agreement provides for the Company to create a new class of preferred stock and issue preferred shares to Fox with rights and preferences that include the right to convert its preferred shares into shares of common stock in an amount not less than $2.3 million, with registration rights similar to those granted to Cornell Capital Partners, which will require the Company to file an SB-2 Registration Statement. Fox will be entitled, at its option, to convert all or any part of the preferred shares into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.00713 (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the then lowest closing bid price of the Common Stock as quoted by Bloomberg, LP (the “Market Conversion Price”). Under the agreement, Fox will reduce its note receivable from the Company to $500,000, pursuant to a new 6% note payable to be issued by the Company, with all principal and interest due and payable on December 31, 2008, convey to the Company 23,750,000 shares of common stock currently owned by Fox, and release its lien on the Company’s accounts receivable. The Company was unable to meet the specified timelines in this agreement for the increase in authorized shares and the creation of the new class of preferred shares. However, the Company is working with Fox to rectify this as quickly as possible.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the accountants, with the use of accounting principles, or with financial disclosures.

ITEM 8a. CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s CEO and President/Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s CEO and President/Principal Accounting Officer have both concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company’s management, including its CEO and President/Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(b) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended June 30, 2006 the Company‘s President and Financial Consultant both have determined that there are no changes to the financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Board of Directors

The Board of Directors is comprised of two employees of the Company both of which are members of Digitaria Communication Networks and three members from Digitaria Communication Networks. The Company has sought outside board members but has been unable to bring any additional board members onto the Board of Directors to serve as a Director. The Company believes that it is highly unlikely that it will be able to attract qualified outside members of the Board of Directors without the Company completing additional financing.

Mayo Shane Smith - Chairman of the Board (See Management)

King Wm. S. Cole - Board Member (See Management)

John Peterson - Board Member

JOHN PETERSON has been on the board of directors of Ecuity Inc. since November 2005. Mr. Peterson has served as President and Chief Executive Officer of Digitaria Communication Networks since September 2005, leading the company in the design and deployment of a broad range of engineering, installation, construction, site/network maintenance and sales. He has broad executive management experience in wireless and wireline telecommunications. He brings to the board leading edge experience in integrated VoIP, VideoIP and data applications using Internet Protocol (IP). Prior to joining Digitaria, John Peterson served as National Vice President Sales & Marketing with NorthStar Communications in Seattle from 2001 to 2005. Mr. Peterson has worked with numerous carriers and private developers to establish optical services and last mile connectivity to the metro, rural, and residential markets. From 1998 to 2001 he was Vice President Business Development at MasTec Corporation where he was responsible for all wireless accounts in North America. Prior to joining MasTec Mr. Peterson served as Senior Vice President Operations with CCLS a national company that engineered and designed five fiber backbones deployed throughout the US for Sprint, Qwest, MCI, Level3 and 360 Networks. Mr. Peterson graduated from Washington State University with a degree in Engineering.  He also holds a Masters degree in Business Administration from Pepperdine University.

Robert Terhune - Board Member

ROBERT C TERHUNE III serves on the Company’s board of directors.  Mr. Terhune joined the board of directors on November 5, 2005.   From 1992 to 1997 he was sales manager for the largest custom home company in Washington State.  From 1997 to 2001 he ran his own custom home and development company and started strictly land development in 2001 to present.  He has over 12 years of experience in residential and commercial construction and development.  Mr. Terhune has earned a Bachelor of Administration degree in business administration from Northwood University.

Jeffrey Haberman - Vice Chairman of the Board

JEFFREY HABERMAN has been on the board of directors of Ecuity Inc. since November, 2005. He has twenty-six years experience as a successful entrepreneur with most of his efforts concentrated in real estate development and construction. From 1980 through 1987 he was a partner and vice president of Development Resources Inc. and JMJ Development Corp. There he negotiated the contracts for many of the major projects. In 1999, Mr. Haberman was instrumental to the formation and development of the Company Y3K, known now as Ecuity. From 1999 to 2005 Mr. Haberman has been actively involved in the formation and direction of Ecuity. His duties have been to report directly to the CEO on various matters involving the company, its partnerships and capitalization. In August of 2005 he formed Digitaria Communication Networks LLC, a fiber optic to the home company that contracts with Ecuity to supply multi media services to households and business. Mr. Haberman attended Santa Clara University.

The Company’s Board members and the executive officers (including its wholly owned subsidiary) are as follows:

Name	Age	Position
Ecuity, Inc.
Mayo Shane Smith	58	Chief Executive Officer/Secretary
King Cole	54	Board member - President/Treasurer (Principal Accounting
		Officer)
John Peterson	51	Board Member
Robert Terhune	34	Board member
Jeffrey Haberman	51	Vice Chairman of the board

Ecuity Advanced Communications, Inc.
Jon Schnelz	42	Vice President Technology
King Cole	54	Vice President Administration

Shane Smith, CEO/Chairman of the Board

SHANE SMITH sits on the Company’s board of directors and serves as Ecuity’s CEO and Chairman. Mr. Smith was a founder; CEO and member of the board of Karunga Technologies Corporation, the developer of the ICS secure communication system. In helping to found Karunga, he was its first COO and was primarily responsible for the initial launch of initial business operations. Prior to founding Karunga Technologies, Mr. Smith spent 25 years practicing business law. Much of his practice focused on advice to growing companies at critical stages, including numerous technology companies. He has served as a director on the boards of numerous companies and charities. Mr. Smith earned a B.A. degree in English Literature from Brigham Young University and a Jurist Doctor degree from the J. Ruben Clark School of Law at Brigham Young.

King Cole, President

KING COLE serves on the Company’s board of directors and serves as President. Mr. Cole joined Ecuity, Inc. in March 2000 and is responsible for overseeing Ecuity, Inc’s compliance reporting and Ecuity Advanced communications’ day-to-day operations, administration and human resources in his capacity as Vice President. From 1991 to 1998 he was a regional manager for Jillian’s, a national entertainment and hospitality chain. Commencing in 1998 and continuing through his joining the Ecuity management team, Mr. Cole engaged in a business consulting practice specializing in business and organizational management with major clients including the City of Tacoma (Washington) and Y3K Inc., an Ecuity predecessor company. Mr. Cole has extensive experience in administrative and operational management of large-scale staffs, including positions as general manager with a number of regional hospitality firms, including Seattle’s Schwartz Brothers restaurants. Mr. Cole has earned a Bachelor of Science degree in biological science from Gonzaga University and a Masters of Biological Sciences from Washington State University.

Jon Schnelz, VP Technology - (EAC)

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended June 30, 2006

		Annual Compensation						Long Term Compensation
Name	Title	Year	Salary		Bonus	Other Annual Compensation(1)		Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Andrew Buffmire	President and CEO (2)	2006 2005 2004	$ $ $	69,692 7,500 0	0 0 0	$ $ $	0 0 0	0 0 0	0 3,400,000 0	0 0 0	0 0 0
King Cole	President	2006 2005 2004	$ $ $	109,000 46,325 0	0 0 0	$ $ $	0 73,675 84,000	0 0 0	0 3,000,000 0	0 0 0	425 0 0
Leon Caldwell	Secretary Treasurer (CFO) (2)	2006 2005 2004	$ $ $	0 0 0	0 0 0	$ $ $	42,000 84,000 66,000	0 0 0	0 3,000,000 0	0 0 0	0 0 0
Shane Smith	CEO	2006 2005 2004	$ $ $	109,000 34,529 0	0 0 0	$ $ $	0 118,971 58,223	0 0 0	0 2,000,000 0	0 0 0	0 0 0
Jon Schnelz	VP Technology	2006 2005 2004	$ $ $	109,000 109,000 109,000	0 0 0	$ $ $	0 0 0	0 0 0	0 865,333 134,667	0 0 0	0 0 0
Shannon Vanderford	VP Sales and Marketing (2)	2006 2005 2004	$ $ $	131,487 0 0	0 0 0	$ $ $	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) Through December 31, 2004, Mr. Smith and Mr. Cole earned consulting fees for services provided to the Company under consulting agreements. Beginning January 1, 2005, both Mr. Smith and Mr. Cole were paid salaries from the wholly owned subsidiary, EAC. Mr. Buffmire started his salary payable through EAC effective June 15, 2005. Mr. Caldwell was paid consulting fees for services provided to the Company through his consulting company.

(2) Mr. Buffmire resigned from the company on November 30, 2005. Mr. Caldwell resigned from the company December 31, 2005. Mr. Vanderford left the company July 7, 2006.

Commencing January 1, 2004, Mr. Cole’s compensation was set at $10,000 per month and Mr. Caldwell’s was set at $7,000 per month. Mr. Smith’s compensation agreement commenced effective June 1, 2004 at the rate of $10,000 per month, however Mr. Smith also received consulting fees prior to his position as CEO and also received additional compensation in 2005 of $33,500 for prior services rendered.

The table indicates the amounts earned by each officer, which balances of unpaid compensation accumulated as a payable to Mr. Cole ($168,650) Mr. Smith ($171,006) and Mr. Buffmire ($27,750) at June 30, 2006 and balances of unpaid compensation accumulated as a payable to Mr. Cole ($124,110) Mr. Smith ($105,071) and Mr. Buffmire ($7,500) at June 30, 2005. At June 30, 2004 unpaid compensation to the above officers amounted to $344,481. We have no agreement with our directors regarding compensation and we do not pay our directors any compensation for serving as directors.

Aggregate option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY End June 30, 2006 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY - End June 30, 2006
King Cole	0	0	3,000,000	$0
Shane Smith	0	0	2,000,000	$0
Jeffrey Haberman	0	0	3,300,000	$0

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Fully Vested)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	42,103,194	$.057	0
Total	42,103,194	$.057	0

As at June 30, 2006, stock options outstanding are as follows:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS			UNEXERCISABLE OPTIONS
PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE
0.014-.40	24,133,640	0.052	0.02-.40	8,426,193	0.099	.014-.05	15,707,447	$.027

As at June 30, 2006, warrants purchasing common shares outstanding are as follows:

OUTSTANDING WARRANTS			EXERCISABLE WARRANTS			UNEXERCISABLE WARRANTS
PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE	PRICE RANGE	NUMBER	WEIGHTED AVERAGE PRICE
0.025-.75	17,969,554	0.062	0.035-.75	16,009,554	0.067	0.025-.04	1,960,000	$.026

Code of Ethics

The Company adopted a Code of Ethics on May 5, 2005, which was filed as an Exhibit on the Company’s Form SB-2 filed on May 13, 2005.

Audit Committee

The registrant does not have a separately designated standing audit committee, which is to be established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. Therefore, the Board of Directors acts as the audit committee and those members of the committee are Messrs. Smith, and Cole. The Board oversees the integrity of the financial statements of Ecuity, Inc. and its subsidiaries, the independent auditor's qualifications and independence, the performance of the internal audit function and independent auditors, and the compliance by Ecuity, Inc. with legal and regulatory matters. The committee has reviewed the statements presented for the year ended June 30, 2006.

The Board is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. The independent auditing firm examines the accounting records of Ecuity, Inc., and its subsidiaries.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2006 several filing requirements applicable to our officers and directors are delinquent as shown in the table below. These Officers/Directors are in the process of obtaining the necessary access codes to allow them to comply with the new electronic filing requirements but have not been filed as of the date of this filing.

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form
Andrew Buffmire	1	1	1
(Resigned)
King Cole	2	0	1
(VP and Director)
Shane Smith	3	0	3
(CEO/COB)
Leon Caldwell	0	0	0
(CFO-Secretary/Treasurer)
John Peterson	1	0	1
(Board Member)
Robert Terhune	1	0	1
(Board Member)
Jeffrey Haberman	1	0	1
(Vice Chairman)

Incentive Stock Options

The Company has an incentive stock option plan, which includes substantially all employees. A total of 24,133,640 shares of common stock are available for exercise and of these options 8,426,193 common shares are fully vested. Certain employees that were hired as part of the Fox Communications, Inc. asset purchase were granted options that will vest quarterly over 4 years so long as the employee remains with the Company or its subsidiaries. Under the plan, non-statutory stock options and stock purchase rights may be granted to service providers, granted to those who have loaned the Company money as an additional incentive, or to accredited investors who purchased shares directly from the Company, however, incentive stock options are generally granted to employees. The term of each option will be for no more than ten years from the date of the grant unless an optionee owns stock representing more than 10% of the voting power of our Company, in which case the term will be for five years from the date of the grant. The administrator of the plan shall determine the exercise price, but in no case shall it be less than fair market value. The plan also provides that in the event a terminated employee has vested options, they will expire 90 days from the termination date if not exercised. Currently there are not sufficient shares to issue in the event of the exercise of all outstanding and vested stock options. Therefore any employees that terminated after August 29, 2005 will have 90 days after such time as the Company increases its authorized shares.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 30, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 2001 Sixth Avenue, Suite 3302, Washington, 98121, unless otherwise indicated. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as indicated in related footnotes.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	King Cole	87,500.03%

Common	Shane Smith	0.00%

Common	John Peterson	0.00%

Common	Robert Terhune	0.00%

Common	Jeffrey Haberman (1)	13,430,000	4.81%

DIRECTORS AND OFFICERS AS A GROUP		13,517,500	4.84%

(1)	Mr. Haberman has 13,400,000 shares pledged as collateral against two loans, which he obtained to help the Company.

The percent of class is based on 279,184,853 shares of common stock issued and outstanding as of June 30, 2006.

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

COMPENSATION OF DIRECTORS AND OFFICERS

Employment Agreements

The only employment agreement entered into by the Company in this fiscal year was an employment agreement with Andrew Buffmire, the Company’s then CEO. Mr. Buffmire’s employment agreement contained the following key terms: Effective June 20, 2005, Mr. Andrew Buffmire was appointed as Chief Executive Officer and President of Ecuity, Inc. Mr. Buffmire and Ecuity entered into an employment agreement that had a term of 3 years. The initial base annual salary payable to Buffmire was One Hundred Eighty Thousand Dollars ($180,000) increasing to two hundred twenty five thousand dollars ($225,000) when and if certain objectives are achieved. In addition, Ecuity agreed to purchase a company under Mr. Buffmire's control for 10% of the issued and outstanding shares of the Company's common stock at the time of the purchase. Upon the appointment of Mr. Buffmire, Ecuity granted Mr. Buffmire the option to purchase 3,400,000 shares of Ecuity common stock. To the extent that the exercise of these options would result in the Company’s inability to issues shares to Buffmire because the issuance of such shares would exceed the Company’s authorized capital, Buffmire agreed to withhold the exercise of such options until the Company has the authorized capital to allow for their exercise. The strike price for those options is $0.015

Under the First Amendment to Employment Agreement (the “First Amendment”) entered into between the Company and Buffmire on July 24, 2005, Buffmire agreed to reduce his base salary payable on a prorated monthly basis to $144,000 (the “Adjusted Salary”) until the Company reached positive cash flow from operations (as determined by the Chief Financial Officer of the Company). To the extent that the Company did not pay Buffmire the Adjusted Salary within thirty (30) days of the due date of the monthly payments against the Adjusted Salary, Buffmire received in lieu of such shortfall fifty percent (50%) of such shortfall in the form of shares of the Company’s common stock calculated at the value of the common stock of the Company on the date of the execution of the First Amendment (the “Shortfall Shares”). The Company also agreed to issue with each share of stock an attached warrant providing for the option to purchase an additional share at the issue price of the Shortfall Shares. The Company was not only unable to pay the Adjusted Salary but also because the Company does not have the available authorized capital has been unable to issue the Shortfall Shares and warrants. Until the Company has the authority to issue additional shares of stock the Company will be unable to issue the Shortfall Shares to Buffmire. Once the authorized capital is increased the company will then issue 1,526,781 shares and 1,526,781 warrants to Mr. Buffmire

Andrew Buffmire resigned from the Company on November 30, 2005

At this time the Company has no employment agreements with any of its officers or other employees.

The Company may, in the future enter into employment agreements with its officers and employees.

Employment and Consulting Fees

Employment and consulting fees paid or accrued to these stockholder/officers for the year ended June 30, 2006 totaled $532,206 ($993,000 as reported in 2005). Mr. Haberman received as additional compensation of 12,700,000 common shares issued under form S-8 valued at $508,000 and Mr. Smith received an additional $33,500 for prior years services not previously recognized by the Company.

Unpaid wages and consulting fees to stockholder/officers at June 30, 2006 are as follows:

Mr. Andrew Buffmire, President and CEO/Chairman of the Board	$27,750
Mr. King Cole, President	$168,650
Mr. Shane Smith, CEO	$171,006
Mr. Leon Caldwell, Secretary/Treasurer (CFO)	$149,800
Mr. Jeffrey Haberman, founder and consultant	$142,584
Mr. James Stephens, past consultant	$38,936
Total unpaid wages and consulting fees	$698,726

RELATED PARTY TRANSACTIONS

There are several related party transactions between the Company and its officers and directors. The Company has received loans from Messrs. Cole, and Smith. The loans were made pursuant to promissory notes that have terms and bear interest at the rates as seen in table below. The entire amount of the principal and all accrued interest is due and payable at the end of the loan term.

PROMISSORY NOTES

NAME	AMOUNT	START DATE	TERM	INT. RATE
King Cole	$22,000	9/6/2004	15 days	18%
King Cole	$4,400	1/28/2005	15 days	18%
King Cole	$25,000	8/5/2005	1 yr	12%
King Cole	$2,700	5/22/2006	6 mos	10%
King Cole	$2,100	6/1/2006	6 mos	10%
Cole/Smith	$132,575	4/28/2005	1 yr	12%
Shane Smith	$1,100	1/28/2005	15 days	18%
Shane Smith	$1,500	5/5/2006	6 mos	10%
Shane Smith	$2,000	6/13/2006	6 mos	10%
Jeffrey Haberman	$20,000	9/22/2003	Demand	12%
Jeffrey Haberman	$150,756	1/2/2004	Demand	12%
Jeffrey Haberman	$51,184	12/15/2004	1 yr	4%
Jeffrey Haberman	$61,056	12/28/2004	1 yr	4%
Digitaria Comm.	$1,181,225	Various	Demand	10%

All promissory notes listed above are still outstanding.

ITEM 13: EXHIBITS AND REPORTS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Certification by Shane Smith
2.2	Certification by King Cole

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of De Leon & Company, P.A. serves as the Company’s principal accountant and provides certain audit related services. The Board of Directors (acting as the audit committee) pre approves all services provided by De Leon & Company, P.A. to the Company. The policies and procedures of the Board provide a detailed description of the services that may be performed as well as limits on the fees (as may be adjusted for extra work) for such services. The fees for services provided by De Leon & Company, P.A. for the fiscal years ended June 30, 2006 and 2005 are as follows:

	2006	2005
Audit fees	$112,749	$67,775
Tax fees		-
Other fees	$26,375	$28,563

Other fees consisted of reviews and consents of the Company’s filings under forms S-8 and SB-2

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecuity, Inc.

By /s/ Shane Smith
Shane Smith
CEO Date: November 15, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ King Cole
King Cole
President/Principal Accounting Officer Date: November 15, 2006