Form 10QSB
period 2006-09-30
Y3K SECURE ENTERPRISE SOFTWARE INC
filed 2006-11-20
CIK 1082673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                           to

Commission File Number 0-26709

ECUITY, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0201259
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2001 Sixth Avenue, Suite 3302, Seattle, WA 98121
(Address of principal executive offices)

(425) 562-2900
Issuer's telephone number, including area code

Former address: na
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 280,730,042 shares of $0.001 par value common stock outstanding as of November 10, 2006.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheet as of September 30, 2006 (unaudited)	1

	Consolidated Statements of Operations for the 3-month periods ended September 30, 2006 and 2005 (unaudited)	3

	Consolidated Statements of Cash Flows for the 3-month periods ended September 30, 2006 and 2005 (unaudited).	4

	Consolidated Statements of Changes in Shareholders’ Deficit for the year ended June 30, 2006 and the 3-month period ended September 30, 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Certifications

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006
(unaudited)

September 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$7,933
Accounts Receivable, net of allowance of $ 72,062 at September 30, 2006	159,277
Prepaid expenses	21,476
Inventory	21,675
Total Current Assets	210,361

Deposits	97,483
Property and equipment, net	286,017
Acquired customer list, net of amortization	712,949

Total Assets	$1,306,810

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
September 30, 2006
(unaudited)

September 30, 2006
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	$15,713
Accounts payable and accrued liabilities	4,491,823
Debt and capital lease obligations - current portion	208,354
Derivative instruments liabilities	4,580,122
Loans payable	2,823,890
Deposits and advance billings	96,784
Total Current Liabilities	12,216,686
Long-Term Liabilities:
Long-term debt	1,802,046
Other non-current liabilities	282,840
Total Liabilities	14,301,572
SHAREHOLDERS’ DEFICIT
Share Capital:
Authorized: 400,000,000 common shares, par value $0.001 per share
Issued and outstanding:
280,730,042 common shares outstanding at September 30, 2006	280,730
Additional paid-in-capital	12,929,417
Additional paid-in-capital stock options issued	211,378
Accumulated Deficit	(26,416,287)
Total Shareholders’ Deficit	(12,994,762)

Total Liabilities and Shareholders’ Deficit	$1,306,810

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the 3-month periods ended September 30, 2006 and 2005
(unaudited)

	Three Months Ended
	September 30
	2006	2005

Revenues	$492,228	669,306

Cost of Revenues	267,468	398,234

Gross Margin	224,760	271,072

Operating Expenses:
Selling Expenses	59,942	104,116
General and Administrative Expenses	424,095	653,285
Depreciation and amortization	33,715	32,564
Amortization of Customer List	78,216	78,216

Total Operating Expenses	595,968	868,181

Operating loss	(371,208)	(597,109)

Other income (expense):
Gain on extinguishment of debt	0	48,291
Other miscellaneous income (expense)	750	20,575
Gain (loss) on change in fair value of derivative instruments	908,276	0
Interest expense	(586,938)	(208,446)

Total other income (expense)	322,088	(139,580)

Net Loss	$(49,120)	(736,689)

Basic (loss) per share(a)	$(0.0002)	$(0.003)

Weighted Average Number of Common Shares Outstanding	280,511,700	269,242,358

(a)	The calculation for fully diluted loss per share is not made, as the result would be anti-dilutive.

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 3-month periods ended September 30, 2006 and 2005
(unaudited)

	Three Months Ended
	September 30
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(49,120)	(736,689)
Adjustments To Reconcile Net Loss To Net Cash From Operating Activities:
Decrease in allowance for doubtful accounts	(9,938)	0
Depreciation and amortization	111,931	110,780
Stock issued for services	0	56,599
Stock cancelled for non-performance of services	0	(34,812)
Gain on change in fair value of derivative instruments liabilities	(766,469)	0
Interest from accretion of convertible notes and debentures	276,038	0
Changes in current assets and liabilities:
Decrease in accounts receivable, net	22,949	(12,834)
(Increase) Decrease in prepaid expenses	10,978	(53,043)
Increase in bank overdraft	14,290	0
Increase in accounts payable and accrued liabilities	80,652	79,781
Decrease in deposits on advance billings	(12,660)	(51,023)
	(321,349)	(641,241)
Cash Flows from Investing Activities:
Purchase of property and equipment	(470)	(12,234)
Decrease in long-term deposits	(1,388)	0
	(1,858)	(12,234)
Cash Flows from Financing Activities:
Proceeds from loans and capital leases	266,534	650,000
Repayments of loans and capital leases	(36,653)	(50,633)
Increase in non-current interest payable	81,076	0
Repurchases of common stock	0	(30,000)

	310,957	569,367

Net Increase (Decrease) In Cash and Cash Equivalents	(12,250)	(84,108)

Cash and Cash Equivalents, Beginning of Period	20,183	116,528

Cash and Cash Equivalents, End of Period	$7,933	32,420
Interest paid during the periods	$0	39,559

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended June 30, 2006 and the 3 months ended September 30, 2006 (unaudited)

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN- CAPITAL	PAID-IN CAPITAL STOCK OPTIONS ISSUED	DEFICIT	TOTAL
Balance, June 30, 2005	267,720,210	$267,720	12,887,083	211,378	(20,718,711)	(7,352,530)
Shares issued for debt reduction	13,095,909	13,096	65,156			78,252
Shares cancelled for non- performance of services	(381,266)	(381)	(3,432)			(3,813)
Shares re-purchased for cash	(1,250,000)	(1,250)	(48,750)			(50,000)
Net loss					(5,648,456)	(5,648,456)
Balance, June 30, 2006	279,184,853	279,185	12,900,057	211,378	(26,367,167)	(12,976,547)
Shares issued for debt conversion	1,545,189	1,545	29,360			30,905
Net loss (3 months)					(49,120)	(49,120)
Balance, September 30, 2006	280,730,042	$280,730	12,929,417	211,378	(26,416,287)	(12,994,762)

The Accompanying Notes are an integral part of the unaudited Consolidated Financial Statements.

ECUITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

1.     Summary of Significant Accounting Policies

The unaudited consolidated financial statements as of September 30, 2006 and for the 3-month periods ended September 30, 2006 and 2005 included herein have been prepared by Ecuity, Inc. (“Ecuity”, or “Company”) and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2006 pursuant to the rules and regulations of the Securities and Exchange Commission. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The consolidated financial statements include the accounts of Ecuity, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Some items in the September 30, 2005 financial statements have been reclassified to conform to the presentation in the September 30, 2006 financial statements.

Prior to July 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost had been recognized for its fixed stock option plan.

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified version of prospective application, under which compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123. The Company has elected not to restate periods presented prior to the effective date. See Note 7 for further discussion of the impact of the adoption of SFAS No. 123R on the consolidated balance sheet, the consolidated results of operations, earnings per share and consolidated statement of cash flows.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the period ended June 30, 2006.

2.     Loans and Other Contractual Obligations Payable

September 30, 2006
a) Loan due to bank - defaulted in year 2001 (unsecured)	$155,666
b) Unsecured loans, payable on demand, with interest at 12% to 18% per annum - non related parties	783,042
b) Related parties - with interest ranging from 4% to 18%	457,423
e) Related party - convertible demand notes to Digitaria	1,427,759
c) Contract for advance credit card receipts	0

Total current loans payable	$2,823,890

e, f) Derivative instruments liabilities	$4,580,122

d) Short-term portion of note payable to Fox Communications	$200,000
Current portion of capital lease obligation	8,354
Debt and capital lease obligations - current portion	$208,354
d) Long-term portion of note due to Fox Communications	$1,250,000
f) Convertible debentures to Cornell Capital	552,046
Total long-term debt	$1,802,046

Other non-current liabilities	$282,840

a)
This note was originally due to a bank based on a line of credit. The line was not paid off on the due date and the loan was subsequently transferred to a collection agency. There has been no contact from that agency over the past year.

b)
There are eight private parties, plus officers and Directors, comprising the aggregate loan amounts. The single largest party who has a loan, in the amount of $352,500, is one of the Company’s original investors and a large shareholder. He is non-related third party who is also an accredited investor. The next largest lender is founder/Director Jeff Haberman, with four loans totaling $282,996, two of which, amounting to $112,240, are convertible to shares of common stock at a conversion price of $.016 per share. Officers/Directors Shane Smith and King Cole have advanced funds in the aggregate amount of $174,427, of which $133,560 is convertible to shares of common stock at conversion prices ranging from $.0128 to $.04 per share. Seven other non-related parties, including three ex-officers of the Company, have made loans totaling $430,542. A non-related party with a $100,000 loan has an option to convert the loan to common shares at a conversion price of $.012 per share. An ex-officer with a $27,500 loan has an option to convert the loan to common shares at a conversion price of $.025 per share.

c)
EAC contracted with a finance company for an advance secured by certain credit card receivables. The agreement provides that specified daily credit card receipts are applied to reduce the loan. The loan interest is at an annual rate of 29%. The loan was paid in full in the current quarter.

d)
The note was issued by Ecuity Advanced Communications and is guaranteed by all of its assets excluding the assets of the Network Operations Center. Additionally, Ecuity Advanced Communications, Inc.'s note to Fox is guaranteed by Ecuity, Inc. As part of the renegotiations with Fox, $1,250,000 of the note obligation was extended to the year 2007 with Fox holding liens against all of the assets excluding the assets of the Network Operations Center.  (See footnote #9 Contingencies)

e)
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

Convertible Notes aggregating $266,534 were issued to Digitaria during the current quarter, The computed fair values at issuance of the options to convert (“Derivative Instruments Liability”), aggregating $141,678 during the quarter ended September 30, 2006, has been recorded as a short-term liability in the Consolidated Balance Sheet at September 30, 2006, with the remainder of $124,856 ascribed to the carrying value of the Convertible Demand Notes. Since the notes are callable on demand, the difference between the carrying amounts and the face amounts of the Convertible Demand Notes, amounting to $141,678, was immediately recorded as an adjustment to the carrying amount in the Consolidated Balance Sheet and recorded as interest expense in the Consolidated Statement of Operations.

At the end of each reporting period, the recorded values of the options are adjusted to current fair value at that date (“marked-to-market”). The computed fair values at September 30, 2006 of the options to convert, amounting to $784,837, resulted in a loss on change in fair value of derivative instruments of $284,300 during the quarter.

At September 30, 2006, the conversion of all outstanding principal and accrued interest owed to Digitaria at that date would result in the issuance of 486,595,713 shares of common stock, which would result in a change in control of the Company.

f)
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

On July 13, 2006, Cornell Capital Partners executed a Conversion Notice in the amount of One Thousand Five Hundred Thirty-six dollars and Fifteen cents ($1,536.15), representing a conversion under the terms of the Convertible Debenture dated March 30, 2006. This resulted in the sum of One Million Five Hundred Forty-five Thousand One Hundred Eighty-nine (1,545,189) restricted common stock shares being issued in certificate form in the name of Cornell Capital Partners, LP.

The computed fair value at issuance of the options to convert (“Derivative Instruments Liability”), amounting to $3,866,757, was initially recorded as a liability in the Consolidated Balance Sheet at March 31, 2006. The excess of the fair value over the face amount of the Convertible Debentures, amounting to $773,065, was recorded as Interest Expense in the Consolidated Statement of Operations. At the end of each reporting period, the recorded value of the options are adjusted to current fair value at that date (“marked-to-market”). The computed fair value at September 30, 2006 of the remaining outstanding options to convert, amounting to $3,795,283, resulted in a gain on change in fair value of derivative instruments of $1,081,677 during the quarter.

A monthly accretive charge to Interest Expense, amounting to $276,038 for the 3-months ended September 30, 2006, is being recorded over the outstanding term of the Convertible Debentures to recognize the face value of the debentures over their outstanding term. At September 30, 2006, the outstanding balance of Convertible Debentures, amounting to $552,046, represents the total accretion through that date, less the portion related to the $56,192 of debentures converted on April 26, 2006 and $1,536.15 of debentures converted on July 13, 2006.

The Company may redeem a portion or all outstanding principal amounts plus accrued interest due and outstanding under the Convertible Debentures prior to their maturity dates. The redemption price is equal to 120% of the principal amount of the Convertible Debentures being redeemed.

At September 30, 2006, the conversion of all outstanding principal and accrued interest owed to Cornell at that date would result in the issuance of 1,265,110,000 shares of common stock, which would result in a change in control of the Company.

In addition to the table above:

The Company signed an employment contract with Mr. Andrew Buffmire to be the Company’s CEO on May 20, 2005. The contract stipulated the starting annual wage to be $180,000. Subsequently an Amendment was signed on July 24, 2005 that reduced Mr. Buffmire’s annual salary to $144,000 until the Company reaches positive cash flow from operations, at which time the salary would revert back. Mr. Buffmire resigned as CEO effective November 30, 2005. As the Company was able to only partially pay Mr. Buffmire his full or reduced salary, he is owed $27,500 in accrued salary as of September 30, 2006.

The Amendment also stated that if the Company is unable to fully pay his salary at this new level within 30 days of the due date of that salary, Mr. Buffmire shall, in lieu of any such shortfall, receive fifty percent (50%) of such shortfall in the form of shares of stock in the Company at a value equal to the closing price of the Company’s common stock on the date of the execution of the Amendment. Mr. Buffmire will also be issued warrants equal to the number of shares issued at the same closing price. As of September 30, 2006, Mr. Buffmire is owed 1,526,781 shares and an equal number of warrants. The issuance of these shares and warrants is contingent upon the shareholder’s approval of the increase in the Company’s authorized shares.

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

4.     Capital Assets

The following table sets forth the capital assets of the Company and its wholly-owned subsidiaries.

September 30, 2006

Description of Asset	Value after Impairment
Computers and Equipment	$320,546
Computer Software	81,921
Switch Equipment	158,981
Leasehold Improvements	25,488
Office Equipment	31,894

618,830
Accumulated Depreciation and Amortization	(332,813)
Net Book Value	$286,017

5.    Acquired Subscriber Base

The following table presents the components of the Company’s acquired definite life intangible assets and goodwill and other indefinite life intangible assets included in the accompanying Consolidated Balance Sheet as of September 30, 2006:

	Carrying Value after Impairment	Reduction for sale of Conference Calling	Accumulated Amortization	Net Carrying Value
Acquired Customer List for Telephony and ISPs	$1,864,000	260,707	890,344	712,949

6.     Income Taxes

At September 30, 2006, the Company had net operating loss carryforwards for Federal tax purposes of approximately $26,416,000. These carryforwards begin to expire in 2020. A valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to utilize available tax loss carryforwards.

7.     Shareholders’ Equity

Adoption of SFAS No. 123R

As described in Note 1, effective July 1, 2006, the Company adopted SFAS No. 123R, requiring the recording of compensation expense based on an estimate of the fair value of options awarded under its fixed stock option plan. The Company elected to utilize the modified prospective method of transitioning to SFAS No. 123R.

For the three months ended September 30, 2006, no options were granted by the Company so there is no required disclosure for options issued under 123R. In addition, the stock compensation expense related to issued options at the effective date that vested during the quarter is immaterial, and therefore no stock compensation expense has been recorded in the Consolidated Statement of Operations for the three months ended September 30, 2006.

8.    Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $26,416,287 as of September 30, 2006. In addition, for the year ended June 30, 2006 and three-month period ended September 30, 2006, we incurred a net loss of $4,975,844 and $49,120, respectively. We have a working capital deficit of $12,006,325 as of September 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. While assurances cannot be given that adequate financing can be obtained to meet our capital needs the Company continues to explore all possibilities such as mergers, acquisitions, and protection or liquidation under the applicable bankruptcy laws and to pursue alternative sources to meet its current and future capital requirements while continuing to expand its business to provide for additional cash flow from operations.

In addition to the foregoing the Company has operated with extremely limited operating cash. Cash on hand as of September 30, 2006 was $7,933 and is currently approximately $10,000. This continued and current limited operating cash position underscores the substantial doubt about the Company’s ability to continue as a going concern and its likely reorganization or liquidation.

There can be no assurance, however, that the Company will be able to obtain sufficient funds to continue the development of and the sale of its products. The Company estimates that it will need additional working capital within two months of the quarter end or it may be forced to cease operations.

9. Contingencies

In July 2006, the Company reached agreement with Fox Communication, subject to shareholder approval required to create a new class of preferred shares and increase the authorized shares of the Company, to restructure its indebtedness with Fox. The agreement provides for the Company to create a new class of preferred stock and issue preferred shares with rights and preferences that include the right to convert its preferred shares into shares of common stock in an amount not less than $2.3 million, with registration rights similar to those granted to Cornell Capital Partners, which will require the Company to file an SB-2 Registration Statement. Fox will be entitled, at its option, to convert all or any part of the preferred shares into shares of the Company's common stock at the price per share equal to the lesser of(a) $0.00713(the "Fixed Conversion Price") or (b) eighty percent(80%) of the then lowest closing bid price of the Common Stock as quoted by Bloomberg, LP (the "Market Conversion Price"). Under the agreement, Fox will reduce its note recievable from the Company to $500,000, pursuant to a new 6% note payable to be issued by the Company, 23,750,000 shares of common stock currently owned by Fox, and release its lien on the Company's accounts recievable. At this time the Company has not obtained shareholder approval for either the increased authorization of shares or creation of preferred shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ECUITY is a facilities-based telecommunication carrier serving primarily the small and medium sized business and home office markets and selected residential markets. The ECUITY service offerings are comprised of telecommunications and high-speed data services using both Voice over Internet Protocol (“VoIP”) delivery and traditional, legacy telephone switched networks. The ECUITY legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband Internet services. With respect to its VoIP service offering ECUITY currently provides VoIP telephone services and high-speed data services to businesses and residences over high-speed fiber optic networks and other selected high-speed broadband networks. Ecuity’s voice and data services focus on quality of service (“QOS”) and easy to use advanced calling features.

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

The ECUITY service offerings are increasingly comprised of its Voice over Internet Protocol (“VoIP”) service offering and high-speed broadband Internet services.  Ecuity’s traditional Web-hosting, DSL and dial up Internet services continue to be a source of revenue to Ecuity with adequate margin to justify the delivery of such services. The ECUITY legacy service business includes 800 service, 1 Plus (long distance) services, Internet Dial-Up Services, Web-Hosting and Digital Subscriber Line (DSL) broadband internet services. Ecuity can currently deliver telecommunications services over virtually any broadband platform and over the PSTN as well as over almost any device.

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

Plan of Operations

The Company continues to work diligently on the January 2006, management adopted turn around plan with end results of 1) dramatically cutting the negative burn rate, 2) getting to cash flow break even as quickly as possible, and 3) focusing on those core areas of our business that provide higher margins and growth.

Since the adoption of the turn around plan, the Company has achieved the following:

1. As of September 30, 2006 it has raised $1,447,759 in operating loans from Digitaria Communication Networks, LLC, with whom it has an agreement to be the exclusive provider of VoIP telephone services and high speed broadband data services for Digitaria’s fiber to the premises business to master planned communities and apartment and condominium properties. This money has been used to initiate substantial cost cutting measures and to negotiate further restructuring of Ecuity’s financial obligations. The money was raised through convertible demand promissory notes.

2. It has achieved a Thirty-six (36%) reduction in the recurring operating expenses from the same quarter in the prior year.

3. Restructured the balance sheet and overall financial structure of the Company in cooperation with its largest creditors.

Ecuity’s current financial situation remains with overhead higher than our revenues can support, accordingly we continue to look for cost reductions and network efficiencies.

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

With a solid funding plan to get us through our cash shortfall, we can continue to grow the business and get to the point where we are self sustaining. Digitaria Communication Networks, LLC has provided $266,534 operating cash to the Company in the quarter, in return for convertible demand notes. Funds collected to date have been used to bring critical vendors current and to fund the operational shortfall. Additional funds will be used to increase sales and marketing efforts to capture market share, for maintenance, upgrades and improvements on our Network Operating Center (“NOC”), for the addition of technical support and customer service staff, and to continue to fund monthly shortfall until operating profitability is reached.

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

Currently, revenue in EAC is insufficient to provide for all operating costs, including payroll, rent, selling expenses and costs of sales. Net operating losses for the 3-month period indicate that EAC requires an amount in excess of $100,000 per month as additional funds to support the continued retirement of past due vendor debt and to cover the negative monthly operating costs. This shortfall has partially been offset by advances from Ecuity, Inc, (the Corporate holding company) along with the increase in liabilities associated with EAC. Ecuity, Inc. has no direct income, therefore unless subsidiary revenues are available to use by Corporate, there is approximately a $20,000 per month shortfall for cash to pay corporate administrative expenses.

Completion of our plan of operation is subject to obtaining adequate financing. This includes the debt service requirements for corporate obligations as well as the debt obligation of EAC to Fox Communications as a result of the assets purchased. We cannot assure investors that adequate financing will be obtained. In the absence of increased revenues, we may be unable to proceed with our plan of operation. Without significant revenues and cash inflows from debt or equity funding, we anticipate we will not be able to continue with our present operating structure.

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

Results of Operations

The unaudited financial statements presented herein include the Consolidated Statements of Operations for the 3-month periods ended September 30, 2006 and 2005, and the Consolidated Balance Sheet at September 30, 2006. Our financial statements are prepared on a consolidated basis and all intercompany transactions have been eliminated.

In the 3-month period ended September 30, 2006, we incurred an operating loss of $371,208 and a net loss of $49,120 compared to an operating loss of $597,109 and a net loss of $736,689 for the same period in 2005. The Company’s revenue from long distance and Internet service decreased to $359,924 in the current 3-month period compared to $549,029 in the same period in 2005 due to the loss of customers and related revenue, as well as legacy Internet dial-up customers moving to cable and DSL service providers. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit percentage to 45.66% in the current 3-month period compared to 40.50% for the same period in 2005. The decreased operating loss in the 3-months ended September 30, 2006 compared to the operating loss in the 3-months ended September 30, 2005 resulted primarily from reduced operating expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2006 compared to $56,599 for the same 3-month period in 2005. Total interest expense was $586,938 for the 3-months ended September 30, 2006 compared to $208,446 for the three months ended September 30, 2005, primarily due to $141,678 of additional interest charges related to the derivative instruments liabilities on the Digitaria demand notes and $276,038 of interest expense from accretion of the Cornell debentures. The Company recognized a net gain of $908,276 in the 3-month period ended September 30, 2006, related to the change in the fair value of the Digitaria and Cornell derivative instruments.

Since incorporation, we have funded our operations through private loans and equity financings. At September 30, 2006, our total assets were $1,306,810, consisting of cash of $7,933, accounts receivable, net of $159,277, other current assets of $43,151, property and equipment of $286,017, non-current deposits of $97,483 and the purchased subscriber list of Fox Communications in the amount of $712,949 (net of amortization of $890,344 and a reduction from the sale of the conferencing services of $260,707). Total liabilities amounted to $14,301,572, consisting primarily of a bank overdraft of $15,713, accounts payable and accrued liabilities of $4,491,823, deposits on advanced billings of $96,784, loans and notes payable and capital lease obligations of $4,834,290, liabilities for derivative instruments of $4,580,122, and a defaulted bank loan payable of $155,666. Total liabilities of $890,884, including the defaulted bank loan payable of $155,666, are liabilities of the Company’s inactive subsidiary, Y3K, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased to $12,006,325 at September 30, 2006 from a deficit of $12,455,168 as of June 30, 2006, primarily as a result of the $766,469 gain on the change in fair value of the derivative instruments liabilities. In the 3-month period, cash decreased by $12,250, net accounts receivable decreased by $22,949, accounts payable increased by $80,652, and deposits on advance billings to customers decreased by $12,660.

In the 3-month period ended September 30, 2006, we incurred an operating loss of $371,208 and a net loss of $49,120 compared to an operating loss of $597,109 and a net loss of $736,689 for the same period in 2005. The Company’s revenue from long distance and Internet service decreased to $359,924 in the current 3-month period compared to $549,029 in the same period in 2005 due to the loss of customers and related revenue, as well as legacy Internet dial-up customers moving to cable and DSL service providers. The lower revenues were offset by lower costs paid to carriers, resulting in an increase in gross profit percentage to 45.66% in the current 3-month period compared to 40.50% for the same period in 2005. The decreased operating loss in the 3-months ended September 30, 2006 compared to the operating loss in the 3-months ended September 30, 2005 resulted primarily from reduced operating expenditures for salaries, rent, and advertising in the current year. In addition, no expense for issued stock for services was incurred in 2006 compared to $56,599 for the same 3-month period in 2005. Total interest expense was $586,938 for the three months ended September 30, 2006 compared to $208,446 for the three months ended September 30, 2005, primarily due to $141,678 of additional interest charges related to the derivative instruments liabilities on the Digitaria demand notes and $276,038 of interest expense from accretion of the Cornell debentures. The Company recognized a net gain of $908,276 in the 3-month period ended September 30, 2006, related to the change in the fair value of the Digitaria and Cornell derivative instruments.

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

Critical Accounting Estimates

Management believes that the nature of the Company’s business is such that there are few, if any, complex measurement issues or challenges in accounting for operations.

While judgments and estimates are a necessary component of any system of accounting, the Company’s use of estimates is limited primarily to the following areas that in the aggregate are not a major component of the Company’s statement of earnings:

•  accounts receivable valuation,
•  the useful lives of long-term assets,
•  the accrual of costs related to services the Company provides,

Management believes that the methods utilized in all of these areas are non-aggressive in approach and consistent in application.  Management believes that there are limited, if any, alternative accounting principles or methods which could be applied to the Company’s transactions.  While the use of estimates means that actual future results may be different from those contemplated by the estimates, the Company believes that alternative principles and methods used for making such estimates would not produce materially different results than those reported.

As described in Note 1 in the condensed consolidated financial statements in this quarterly report, effective July 1, 2006, the Company adopted SFAS No. 123R. This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option plan. This expense is recorded ratably over the option vesting periods. The Company elected to utilize the modified prospective method of adoption, under which compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123.

Determining the appropriate option pricing model to use to estimate stock compensation expense requires judgment. Any option pricing model requires assumptions that are subjective and these assumptions also require judgment. Examples include assumptions about long-term stock price volatility, employee exercise patterns, pre-vesting option forfeitures, post-vesting option terminations, and the future interest rates and dividend yields.

After a review of alternative methods to calculate stock compensation expense, and considering the guidance outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107), the Company has decided to use the Black-Scholes for estimating the fair value of stock options granted subsequent to the adoption of SFAS No. 123R.

For the three months ended September 30, 2006, no options were granted by the Company so there is no required disclosure for options issued under 123R.

The Company’s expected volatility assumptions are based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the corresponding yield curve in effect at the time of grant for U.S. Treasury bonds having the same term as the life of the option,  i.e. a five year bond rate is used for valuing an option with a five year life. The expected dividend yield is based on the Company’s historical experience. The forfeiture rate used to calculate compensation expense is primarily based on historical pre-vesting employee forfeiture patterns.

The use of different assumptions would result in different amounts of stock compensation expense. Keeping all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and the resulting stock compensation expense), as follows:

Assumption	Change in Assumption	Impact on Fair Value of Option
Expected volatility	Higher	Higher
Expected life of option	Higher	Higher
Risk-free interest rate	Higher	Higher
Expected dividend yield	Higher	Lower

The fair value of an option is more significantly impacted by changes in the expected volatility and expected life assumptions. The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Different forfeitures assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings:

Balboa Capital Corporation vs. Ecuity, Inc. and Ecuity Advanced Communications

Ecuity was in negotiations with Balboa on a lease that was in the name of Fox Communications, which broke off and did not yield resolution. On October 26, 2006 a complaint for action on judgment was filed with the Superior Court of the State of California County of Orange, central justice center. The complaint is for the breach of the terms of the Lease Agreement. The claim is for $55,073 consisting of $46,543 for the lease default and $8,530 in interest. The likelihood of loss in this case is probable in the full amount of the complaint. The Company has accrued the full amount of the complaint.

Other than the above, there has been no change in legal proceedings since the filing of the 10KSB for the fiscal year ended June 30, 2006.

Item 2. Changes in Securities:

During the 3-month period, a 1,545,189 net issuance of shares of common stock were issued (and canceled) as follows:

Person/Class	# of Shares Issued	Consideration (Value of Service)	Date of Transaction	Description of Services Rendered
Cornell Capital	1,545,189	30,905	July 13, 2006	Conversion of debenture

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

ECUITY, INC.

Date: November 20, 2006	/s/ M. SHANE SMITH
M. Shane Smith, CEO and Chairman of the Board